Form 10-Q
period 1996-04-30
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1996-06-07
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  APRIL 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from           to          .


                         Commission File Number: 0-18076


               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
           (Exact name of registrant as specified in its charter)


   Delaware                                                04-3038480

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification  No.)


265 Franklin Street, Boston, Massachusetts                              02110
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                 BALANCE SHEETS
                  April 30, 1996 and July 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     April 30        July 31
Investments in Debt Securities (at market value):
    Mortgage-Backed Securities available for sale $ 6,596 $ 7,521 Participating Insured Mortgage Loans
      available for sale                                18,566         18,639
                                                        25,162         26,160

Cash and cash equivalents                                3,508          3,274
Interest receivable                                        174            182
Deferred expenses, net                                     636            699
                                                      --------      ---------
                                                      $ 29,480       $ 30,315
                                                       =======       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $     30      $      34
Accounts payable and accrued expenses                       36             36
Partners' capital                                       29,414         30,245
                                                      --------      ---------
                                                       $29,480       $ 30,315
                                                       =======       ========


                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 For the nine months ended April 30, 1996 and 1995 (Unaudited)
                                 (In thousands)
                                                                    Corporate
                                                                    Limited
                                                         General    Partner and
                                                         Partner    Unitholders

Balance at July 31, 1994                                 $   1      $ 30,817
Net unrealized holding gains on debt securities              -            56
Cash distributions                                         (15)       (2,164)
Net income                                                  15         1,430
                                                         -----      --------
Balance at April 30, 1995                                $   1      $ 30,139
                                                         =====      ========


Balance at July 31, 1995                                 $   1      $ 30,244
Net unrealized holding losses on debt securities             -           (48)
Cash distributions                                         (14)       (2,110)
Net income                                                  14         1,327
                                                         -----      --------
Balance at April 30, 1996                                $   1      $ 29,413
                                                         =====      ========







                             See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              STATEMENTS OF INCOME
  For the three and nine months  ended  April 30,  1996 and 1995  (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Nine  Months Ended
                                         April 30,               April 30,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Interest income - Investments   $  521      $  562     $ 1,580     $ 1,693
   Interest income - Money Market      45          47         144         129
                                   ------      ------     -------     -------
                                      566         609       1,724       1,822

Expenses:
   Management fees                   55           58         168         176
   General and administrative        52           56         152         138
   Amortization expense              21           21          63          63
                                 ------       ------     -------     -------
                                    128          135         383         377
                                 -------      ------     -------     -------
Net income                       $  438       $  474      $1,341     $ 1,445
                                 ======       ======      ======     =======

Net income per Unit of
Depositary Receipt                $0.79        $0.85       $2.41       $2.59
                                  =====        =====       =====       =====


Cash distributions per Unit
    of Depositary Receipt         $1.26       $ 1.29       $3.82       $3.92
                                  =====       ======       =====       =====

The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.






















                             See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                       STATEMENTS  OF CASH FLOWS
     For the nine months ended April 30, 1996 and 1995
     Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
  Net income                                           $  1,341      $  1,445
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                      63            63
   Amortization of discount/premium on debt securities       13            13
   Changes in assets and liabilities:
     Interest receivable                                      8             5
     Accounts payable - affiliates                           (4)           (1)
                                                       --------      --------
      Total adjustments                                      80            80
                                                       --------      --------
      Net cash provided by operating activities           1,421         1,525
                                                       --------      --------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities       885           698
  Principal collections on Participating Insured
    Mortgage Loans                                           52            48
                                                       --------     ---------
      Net cash provided by investing activities             937           746
                                                       --------     ---------

Cash flows from financing activities:
  Distributions to Unitholders and partners              (2,124)       (2,179)
                                                       ---------      --------

Net increase in cash and cash equivalents                   234            92

Cash and cash equivalents, beginning of period            3,274         3,050
                                                      ---------      --------

Cash and cash equivalents, end of period               $  3,508       $ 3,142
                                                       ========       =======






















                             See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)





1.  Organization

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended July 31, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. The accounting adjustments included in the accompanying interim financial statements are of a normal recurring nature.

2.  Mortgage-Backed Securities

      At April 30, 1996 and July 31, 1995, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                    April 30, 1996            July 31, 1995
                                ---------------------      -------------------
                                 Estimated                  Estimated
                                 Market     Amortized       Market   Amortized
        Description              Value       Cost           Value       Cost
        ----------               -----       ----           -----       -----
      9.5% GNMA Pool           $2,310       $2,136         $2,575      $2,407

      9.0% GNMA Pool              403          390            533         513

      8.0% GNMA Pool            3,537        3,638          4,050       4,124

      7.5% GNMA Pool              346          348            363         360
                               ------       ------        -------     -------
                               $6,596       $6,512        $ 7,521     $ 7,404
                               ======       ======        =======     =======


      The amortized cost amount of the MBS represents the face value of the securities net of unamortized premium or discount. The 9.5% MBS, which were purchased at a discount on December 14, 1988, had a face value of $2,153,000 and $2,427,000 as of April 30, 1996 and July 31, 1995, respectively, carry a coupon interest rate of 9.5% per annum and include loans with scheduled maturities between June 2009 and December 2009. The 9.0% MBS, which were purchased at a premium on November 16, 1989, had a face value of $379,000 and $501,000 as of April 30, 1996 and July 31, 1995, respectively, carry a coupon interest rate of 9.0% per annum and include loans with scheduled maturities between June 2001 and September 2002. The 8.0% MBS, which were purchased at a premium on July 30, 1992, had a face value of $3,492,000 and $3,968,000 as of April 30, 1996 and July 31, 1995, respectively, carry a coupon interest rate of 8.0% per annum and include loans with scheduled maturities in June 2022. The 7.5% MBS, which were purchased at a discount on January 30, 1992, had a face value of $350,000 and $363,000 as of April 30, 1996 and July 31, 1995,
   respectively, carry a coupon interest rate of 7.5% per annum and include loans with scheduled maturities in March 2022. The loans included in these GNMA pool programs may be prepaid, without penalty, at any time.

      As of July 31, 1994, the Partnership applied of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) to account for its investments in debt securities. Under the provisions of SFAS No. 115, investments in debt and equity securities are classified as either trading securities, held-to-maturity, or available for sale based on management's intentions as to their ultimate disposition. The Partnership's debt securities have been classified as available for sale as of April 30, 1996 and July 31, 1995 and are stated at estimated market value on the accompanying balance sheets. Unrealized holding gains or losses on securities classified as available for sale are reported as a net amount in a separate component of partners' capital until realized. In accordance with SFAS No. 115, the net unrealized holding gain or loss as of the date that the statement was first applied was recorded as an adjustment of the balance of the separate component of equity. Unrealized holding losses recognized for the nine months ended April 30, 1996 (including unrealized losses on Participating Insured Mortgage Loans - see
   Note 3) totalled $48,000. Cumulative net unrealized holding gains for the Partnership's debt securities (including Participating Insured Mortgage Loans) totalled $735,000 and $783,000 at April 30, 1996 and July 31, 1995,
   respectively. Investments in MBS are valued based on quoted market prices.

3.  Investments in Participating Insured Mortgage Loans

        Participating   Insured   Mortgage  Loans  secured  by  GNMA  securities
    outstanding at April 30, 1996 and July 31, 1995 are comprised of the following invested amounts at amortized cost (in thousands):

    GNMA
    Certificate                 Interest     Maturity
    Number      Property         Rate        Date       April 30     July 31
    ------      --------         ----        ----       --------     -------

    279985   Quarter Mill Apts.   8.50%    10/15/31    $ 7,206       $  7,228
    279119   Emerald Cove Apts.   8.75%    08/15/31     10,709         10,745
                                                       -------       --------
                                                       $17,915       $ 17,973
                                                       =======       ========

        As of April 30, 1996 and July 31, 1995, the aggregate market value of the Partnership's Participating Insured Mortgage Loans was approximately $18,566,000 and $18,639,000, respectively. As discussed further in Note 2, the Partnership's investments in debt securities are carried at estimated market value as of April 30, 1996 and July 31, 1995. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics.

        Descriptions of the properties financed by the Partnership's loans and of the loan investments themselves are summarized below:

         Quarter Mill Apartments

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The Project Owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Scheduled principal repayments of $111,000 have been received through April 30, 1996.

         Emerald Cove Apartments

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The Project Owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $108,000 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. The premium is included in the balance of the Participating Insured Mortgage Loan on the accompanying balance sheet and is being amortized on the straight-line method, which approximates the effective interest method, over 15 years. Scheduled principal repayments of $141,000 have been received through April 30, 1996.

4.  Related Party Transactions

        Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $168,000 and $176,000 for the nine months ended April 30, 1996 and 1995, respectively. Of these amounts, $29,000 and $30,000, respectively, represent additional asset management fees paid to PWPI. Accounts payable - affiliates at April 30, 1996 and July 31, 1995 includes $30,000 and $31,000, respectively, of management fees payable to the General Partner and its affiliates. Accounts payable - affiliates at July 31, 1995 also includes $3,000 of distributions payable to the General Partner.

        Included in general and administrative expenses for the nine months ended April 30, 1996 and 1995 is $71,000 and $73,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for each of the nine-month periods ended April 30, 1996 and 1995 is $9,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's investments are structured to provide current income and safety of principal. The Partnership's principal investments in both Participating Insured Mortgage Loans and conventional mortgage-backed securities are 100% guaranteed by GNMA in the event of defaults by the underlying property owners. Obligations of GNMA are backed by the full faith and credit of the Federal government. The Partnership does face potential market risk in the event that the Partnership liquidates its investments in Participating Insured Mortgage Loans and non-participating mortgage-backed securities prior to the scheduled maturity dates of such investments. Depending on the general level of market interest rates at the time of the sale of any of the Partnership's mortgage security investments, the market value of the investments may be higher or lower than the outstanding principal balances. Nonetheless, since the Partnership is not required to be liquidated prior to the scheduled maturity dates, management can limit the exposure to market risk by attempting to time the liquidation of the Partnership's investments to coincide with a period of favorable interest rates. However, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership. In addition, the Partnership is also subject to possible reinvestment risk to the extent that its principal investments are prepaid prior to the Partnership's expected liquidation period. Depending on the general level of market interest rates at the time of such a prepayment, the Partnership or an individual Unitholder might be unable to earn a comparable yield on a similar low-risk investment upon the reinvestment of such funds. Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments have reduced the Partnership's investment income and increased the outstanding balance of the Partnership's cash reserves over this period.

     The Partnership's two Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove was 96% for the current fiscal quarter, up from 94% for the prior quarter. Occupancy at the Quarter Mill Apartments during the current fiscal quarter was 96%, up from 95% for the prior quarter. As discussed further in the Annual Report, during fiscal 1995 the Project Owner of the Emerald Cove Apartments received an offer to purchase the property. A similar offer to purchase the property had been proposed in fiscal 1994 but could not be completed. Prepayment of the Partnership's Participating Insured Mortgage Loan is restricted through March 1997 and then requires a prepayment penalty for the next four years. Based on this sale offer, the Emerald Cove Project Owner made a proposal to the Partnership to accept prepayment on its Participating Insured Mortgage Loan at a premium in return for the Partnership's waiver of the prepayment restrictions. Management had evaluated such proposal and, during the quarter ended October 31, 1995, had agreed to allow the transaction. However, subsequent to the end of the first quarter, the Partnership was notified that the potential buyer and the owner were not able to agree on final terms for a sale and the offer to purchase the property was withdrawn.

     During the quarter ended January 31, 1996, the owner of Emerald Cove Apartments received two new offers to purchase the property and, in connection with these offers, again requested permission to prepay the Partnership's participating loan. During the current quarter ended April 30, 1996, based on an analysis of the economic benefits to the Partnership, the Partnership responded with terms on which it would accept prepayment of the Participating Insured Mortgage Loan. As with previously reported offers, there can be no assurance that the proposed sale and prepayment transactions will be completed.

     The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Interest rates on the two Participating Insured Mortgage Loans are at 8.5% and 8.75%. Based on current market interest rate levels, the aggregate market value of these securities would be expected to be above par as of April 30, 1996. As discussed further above, fluctuations in market interest rate levels will not result in realized gains or losses unless the Partnership chooses to sell its investments prior to maturity in secondary market transactions. Such sales would only be likely as part of a formal plan of liquidation for the Partnership. A prepayment of the Emerald Cove investment, if completed, could initiate such a plan of liquidation prior to the end of calendar 1996. However, as noted above, the Emerald Cove borrower has failed to close on two previously proposed prepayment transactions and there are no assurances that the currently proposed transaction will be completed.

     At April 30, 1996, the Partnership had cash and cash equivalents of approximately $3,508,000. Such amounts will be utilized for the working capital requirements of the Partnership and for distributions to the Unitholders. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's debt securities, interest income from temporary investments, and to a lesser extent from reserves, contingent interest from Participating Insured Mortgage Loans and net project residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
Three Months Ended April 30, 1996

      Net income decreased by $36,000 for the three months ended April 30, 1996, when compared to the same period in the prior year, primarily due to a decrease in total revenues of $43,000. The decrease in revenues can be attributed mainly to the decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS which aggregated $41,000. This decrease resulted primarily from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. Also partially contributing to this decrease in interest income was an amount of contingent interest totalling $15,000 which was received by the Partnership from the Quarter Mill investment during the quarter ended April 30, 1995. No contingent interest payments were received in the current three-month period.

Nine Months Ended April 30, 1996

     Net income decreased by $104,000 for the nine months ended April 30, 1996, when compared to the same period in the prior year, primarily due to a decrease in total revenues of $98,000. The decrease in total revenues can be attributed to the decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS which aggregated $113,000. This decrease resulted primarily from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. Also partially contributing to this decrease in interest income was an amount of contingent interest totalling $37,000 which was received by the Partnership from the Quarter Mill investment during the nine months ended April 30, 1995. No contingent interest payments were received in the current nine-month period. An increase of $15,000 in money market interest income for the nine months ended April 30, 1996 partially offset the decline in revenues generated from the investments in debt securities. The increase in money market interest was mainly due to an increase in the average outstanding balance of the Partnership's cash reserves resulting from the MBS prepayment activity. The decrease in net income for the nine months ended April 30, 1996 was also partly due to an increase in general and administrative expenses of $14,000 which resulted mainly from an increase in certain required professional services in the current fiscal year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, First Insured Mortgage Partners, Inc. and Properties Associates 1988, L.P., the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Insured Mortgage Partners 1-B, L.P. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:      NONE

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                          By: FIRST INSURED MORTGAGE PARTNERS, INC.
                              Managing General Partner





Date: June 6, 1996            By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Vice President and
                                    Chief Financial Officer