Form 10-K405
period 1996-07-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1996-10-29
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: JULY 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-18076

                PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
            (Exact name of registrant as specified in its charter)

        Delaware                                            04-3038480
(State of organization)                                    (I.R.S. Employer
                                                          Identification  No.)

265 Franklin Street, Boston, Massachusetts                             02110
(Address  of principal   executive office)                         (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

         Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
Title of each class                                 which registered
       None                                              None

         Securities registered pursuant to Section 12(g) of the Act:
                  Units of Depositary Receipts representing
                      Units of Limited Partner Interests

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
The Prospectus of the registrant                            Parts II and IV
dated April 23, 1987, as supplemented

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                Page

Item  1       Business                                                I-1

Item  2       Properties                                              I-3

Item  3       Legal Proceedings                                       I-3

Item  4       Submission of Matters to a Vote of Security Holders     I-4


Part  II

Item  5       Market for the Registrant's Depositary Units of Limited
                 Partnership Interest and Related Security Holde
                 Matters                                                II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    II-2

Item  8       Financial Statements and Supplementary Data               II-4

Item  9       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                    II-4


Part III

Item 10       Directors and Executive Officers of the Partnership      III-1

Item 11       Executive Compensation                                   III-3

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                         III-3

Item 13       Certain Relationships and Related Transactions           III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                    IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                      F-1 to F-14

                                    PART I

Item 1.  Business

    PaineWebber Insured Mortgage Partners 1-B, L.P. (the "Partnership") is a Delaware limited partnership formed primarily for the purpose of investing in a diversified portfolio of federally insured or coinsured mortgage loans ("Participating Insured Mortgage Loans") through the purchase of certain mortgage-backed securities ("GNMA Securities") guaranteed as to their payment of principal and interest by the Government National Mortgage Association ("GNMA"). On May 16, 1988, the Partnership commenced the sale of Limited Partner Interests (the "Units"), which are evidenced by Depositary Receipts (at $100 per Unit). Depositary Receipts were offered to the public by PaineWebber Incorporated ("PWI"), as sales agent, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 33-11911). The Partnership sold 551,604 Units of Depositary Receipts from May 16, 1988 to May 1, 1989, representing capital contributions of approximately $55,160,000. Unitholders will not be required to make any additional capital contributions.

    The Units represent an interest assigned to persons who purchased Units ("Unitholders") from the initial limited partner of the Partnership pursuant to the Partnership Agreement, which interest is the equivalent of a limited partnership interest. Although Unitholders are not limited partners of the Partnership, as Unitholders they are entitled to the same economic benefits, including the same share of income, gains, losses, deductions, credits and cash distributions, as if they were limited partners holding the number of limited partnership interests represented by their Units.

    The Partnership originally invested in three Participating Insured Mortgage Loans, which were originated under or in connection with Federal Housing Administration ("FHA") insurance programs to finance or refinance the acquisition, construction or substantial rehabilitation of privately owned and operating multi-family residential rental projects, (the "Projects"). The Partnership purchased each of the GNMA Securities with proceeds raised through its public offering from an FHA-approved mortgagee/coinsurer and GNMA issuer/servicer. The Partnership was expected to make an investment in a fourth Participating Insured Mortgage Loan and entered into a commitment to fund a $4.5 million loan on a to-be-built project in Orlando, Florida. During fiscal 1991, the prospective borrower elected not to proceed with the Orlando development and, as a result, the commitment to purchase the related GNMA securities subsequently expired. The efforts of the General Partner to obtain a suitable investment to replace the expired commitment were not successful, in large part due to changes instituted by the Department of Housing and Urban Development which have made the type of insured financing that the Partnership can invest in very difficult to obtain. As a result, the General Partner decided to return the majority of the previously committed funds to the Unitholders. A distribution of approximately $4 million was paid to the Unitholders in June of 1991. The remainder of the previously committed funds was added to the Partnership's cash reserves. As discussed further below, one of the Partnership's Insured Mortgage Loans was repaid in full during fiscal 1992, and the proceeds were distributed to the Unitholders in June of 1993.

    Each Participating Insured Mortgage Loan has two components, a base component consisting of the principal amount of the mortgage loan plus interest at a stated rate thereon and a contingent component providing for the payment of contingent interest ("Contingent Interest") from net cash flow from Project operations and from capital appreciation, if any, realized as a result of a Project sale or refinancing. The principal of and the stated interest on each Participating Insured Mortgage Loan is coinsured by the FHA ("FHA Insurance") and is represented by a GNMA Security, the interest rate on which (the "Base Interest") is equal to the stated interest rate on the Participating Insured Mortgage Loan minus certain fixed fees payable to GNMA and the FHA mortgagee. Neither FHA Insurance nor any GNMA security will provide for or support the payment of Contingent Interest.

    The Partnership has also invested in non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of GNMA. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds.

    Until May 1992, the Partnership held a Participating Insured Mortgage loan with respect to an apartment complex known as Casablanca Apartments in Boynton Beach, Florida. During fiscal 1992, the owner of the Casablanca Apartments complex defaulted on the scheduled debt service payments to the GNMA issuer. The default triggered the prepayment provisions of the Partnership's GNMA mortgage-backed security. Consequently, on May 26, 1992, GNMA prepaid the outstanding balance of the principal and accrued interest to the Partnership pursuant to the terms of the mortgage-backed security agreement. The Partnership distributed the proceeds received from the Casablanca prepayment, which aggregated $12,521,000, to the Unitholders concurrent with the regular quarterly distribution paid on June 15, 1993.

    The objectives of the Partnership are to protect and preserve the Partnership's capital, to make quarterly distributions of cash attributable to payments of principal and interest (including Contingent Interest) on Participating Insured Mortgage Loans and MBS and to provide gains through the appreciation of properties financed with Participating Insured Mortgage Loans.

    Cumulative cash distributions to the Unitholders through July 31, 1996 have totalled approximately $43,799,000, or $804 per original $1,000 investment for the Partnership's earliest investors. Such distributions include a return of capital totalling approximately $395 per $1,000 investment resulting from the expired commitment and the prepayment discussed above, along with the scheduled amortization of mortgage principal and principal prepayments from the Partnership's mortgage-backed securities. Quarterly distributions have been paid at a rate of 8.25% per annum on Unitholders' remaining invested capital since inception. Unitholders' remaining capital accounts as of July 31, 1996 totalled approximately $605 per $1,000 investment. Through July 31, 1996, the Partnership had received $83,000 of Contingent Interest payments from its Participating Insured Mortgage Loans.

    As of July 31, 1996, the Partnership holds Participating Insured Mortgage Loans secured by GNMA securities as described below.

GNMA
Certificate   Property Name, Size      Date of          Interest      Maturity
Number        and Location (1)         Acquisition      Rate          Date
------        ----------------         -----------      ----          ----

 279985       Quarter Mill Apartments
              266 Units
              Richmond, VA                 08/02/89       8.50%       10/15/31

 279119       Emerald Cove Apartments
              276 Units
              Charlotte, NC                10/16/89       8.75%       08/15/31


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the agreements through which the Partnership has acquired these investments.

    The future performance of the Partnership will depend, in part, upon future interest rate fluctuations, which cannot be predicted. In addition, the Partnership's overall operating performance is subject to all of the risks normally associated with real estate investments, including: reliance on the owners' operating skills, including their ability to maintain occupancy levels, meet operating expenses, maintain the property and maintain adequate insurance coverage; adverse changes in general and/or local economic conditions; changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The Partnership is engaged solely in the business of investing in real estate through Participating Insured Mortgage Loans and conventional MBS, therefore, presentation of information about industry segments is not applicable. The Partnership has no employees. Subject to the General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated ("PWPI"), a wholly-owned subsidiary of PWI.

    The General Partner of the Partnership (the "General Partner") is First Insured Mortgage Partners, L.P., a Delaware limited partnership. First Insured Mortgage Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), is the Managing General Partner of the General Partner. PWI and Properties Associates 1988, L.P. ("PA1988"), a Virginia limited partnership, are the limited partners of the General Partner. Certain officers and directors of the Managing General Partner and certain limited partners of PA1988 are also officers and directors of PWI and PWPI. The initial limited partner of the Partnership is PaineWebber Depositary Corporation, a wholly-owned subsidiary of PaineWebber.

    The terms of transactions between the Partnership and affiliates of the General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

    The Partnership owns no real estate. The Partnership has acquired Participating Insured Mortgage Loans secured by the properties referred to under
Item 1 above to which reference is made for the name, location and description of each property.

     Occupancy   figures  for  the   properties   securing   the   Partnership's
Participating Insured Mortgage Loans for each fiscal quarter during 1996, along with an average for the year, are presented below:

                                        Percent Occupied At
                                -----------------------------------------------
                                                                        Fiscal
                                                                        1996
                                 10/31/95    1/31/96  4/30/96  7/31/96  Average
                                 --------    -------  -------  -------  -------

Quarter Mill Apartments            95%        95%       96%       99%     96%

Emerald Cove Apartments            96%        94%       96%       97%     96%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Insured Mortgage Partners, Inc. and Properties Associates 1988 ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Insured Mortgage Partners 1-B, L.P., PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Insured Mortgage Partners 1-B, L.P., also alleged that following the sale of the partnership interests, PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the partners of the General Partner, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     In July 1996,  approximately 15 plaintiffs filed an action entitled Barstad
v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the Plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $752,000 plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with all of the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders
     None.

                                   PART II

Item 5. Market for the Registrant's Depositary Units of Limited Partnership Interest and Related Security Holder Matters

    At July 31, 1996, there were 3,421 investors holding Depositary Receipts in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The General Partner will not redeem or repurchase Units.

    The  Partnership  has a  Distribution  Reinvestment  Plan designed to enable
Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1996.

Item 6.  Selected Financial Data

                 PaineWebber Insured Mortgage Partners 1-B, L.P.
          For the years ended July 31, 1996, 1995, 1994, 1993 and 1992
                      (In thousands, except per Unit data)

                             1996       1995      1994        1993    1992
                             ----       ----      ----        ----    ----

Revenues                  $ 2,331    $  2,410   $ 2,447     $3,283     $3,603

Gain on sale of
  investments                   -           -         -     $  386          -

Net income                $ 1,806    $  1,898   $ 1,885     $ 3,058    $2,578

Net income per Unit of
  Depositary Receipt      $  3.24    $   3.41   $   3.38    $  5.49    $ 4.63

Cash distributions from
  operations per Unit of
  Depositary Receipt      $  5.08    $   5.22   $   5.34    $  7.33    $ 7.49

Cash distributions from
  investment prepayment
  and other disposition
  transactions per Unit
  of Depositary Receipt         -          -          -     $ 22.70        -

Total assets             $ 29,243     $30,315   $30,888     $31,639   $ 45,191

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units of Depositary Receipt of the Partnership outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership offered depositary units (at $100 per Unit) representing limited partnership interests to the public from May 16, 1988 to May 1, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of approximately $55,160,000 were received by the Partnership from the offering and, after deducting selling expenses and offering costs, approximately $42,908,000 was invested in mortgage securities. Approximately $4 million of uninvested offering proceeds was returned to the Unitholders in June of 1991 after a proposed investment, for which such funds had been committed, could not be completed. The Partnership originally invested approximately $30,697,000 in three Participating Insured Mortgage Loans originated in connection with Federal Housing Administration ("FHA") insurance to finance the construction of multi-family residential rental projects. The Partnership also originally invested approximately $12,211,000 in non-participating mortgage-backed securities collateralized by pools of single-family or multi-family mortgage loans that are guaranteed by GNMA. In May 1992, one of the Participating Insured Mortgage Loans was prepaid at par as a result of a default by the underlying property owner. Proceeds from this prepayment were distributed to the Unitholders in June 1993 after an examination of reinvestment alternatives failed to identify any suitable replacement investments.

    The Partnership's investments are structured to provide maximum safety of principal. The Partnership's principal investments in both Participating Insured Mortgage Loans and conventional mortgage-backed securities are 100% guaranteed by GNMA in the event of defaults by the underlying property owners. Obligations of GNMA are backed by the full faith and credit of the Federal government. The Partnership does face potential market risk in the event that the Partnership, as expected, liquidates its investments in Participating Insured Mortgage Loans and non-participating mortgage-backed securities prior to the scheduled maturity dates of such investments. Depending on the general level of market interest rates at the time of the sale of any of the Partnership's mortgage security investments, the market value of the investments may be higher or lower than the outstanding principal balances. Nonetheless, since the Partnership is not required to be liquidated prior to the scheduled maturity dates, management can limit the exposure to market risk by attempting to time the liquidation of the Partnership's investments to coincide with a period of favorable interest rates. However, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership. The market value of the Partnership's Participating Insured Mortgage Loans is also affected by the value, if any, that is attributed to the participation features of such loans. Such value is impacted by overall real estate market conditions and by the specific performance of the properties securing the Partnership's participation interests. The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time would be expected to be slightly above both their face value and amortized cost, which includes any unamortized discounts or premiums. As of July 31, 1996, the Partnership's Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of MBS investments to fall below face value and/or amortized cost. However, fluctuating market conditions will not result in realized gains or losses unless the Partnership's investments are prepaid or sold prior to maturity. Secondary market sales of the Partnership's investments would likely only occur as part of a formal plan of liquidation for the Partnership.

    The Partnership is also subject to possible reinvestment risk to the extent that its principal investments are prepaid prior to the Partnership's expected liquidation period. Depending on the general level of market interest rates at the time of such a prepayment, the Partnership or an individual Unitholder might be unable to earn a comparable yield on a similar low-risk investment upon the reinvestment of such funds. Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments have reduced the Partnership's investment income and increased the outstanding balance of the Partnership's cash reserves.

     The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The average occupancy level at Emerald Cove remained relatively stable during fiscal 1996, averaging 96% for the year. As previously reported, during fiscal 1995 the owner of the Emerald Cove Apartments received an offer to purchase the property. A similar offer to purchase the property had been proposed in fiscal 1994 but could not be completed. Prepayment of the Partnership's Participating Insured Mortgage Loan is restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. Based on the fiscal 1995 sale offer, the Emerald Cove Project Owner made a proposal to the Partnership to accept prepayment on its Participating Insured Mortgage Loan at a premium in return for the Partnership's waiver of the prepayment restrictions. Management had evaluated such proposal and, during the quarter ended October 31, 1995, had agreed to allow the proposed transaction. However, subsequent to the end of the first quarter of fiscal 1996, the Partnership was notified that the potential buyer and the owner were not able to agree on final terms for a sale and the offer to purchase the property was withdrawn. During the quarter ended January 31, 1996, the owner of Emerald Cove received two new offers to purchase the property and, in connection with these offers, again requested permission to prepay the Partnership's participating loan. During the quarter ended April 30, 1996, based on an analysis of the economic benefits to the Partnership, the Partnership responded with terms on which it would accept prepayment of the Participating Insured Mortgage Loan. As has been the case with previous prepayment requests, the most recent offers to purchase the property did not result in a sale. There are no ongoing prepayment discussions with the Emerald Cove owner at the present time.

     The Quarter Mill Apartments continued its strong operating performance during fiscal 1996, ending the year with a 96% occupancy level. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1995, the Partnership received approximately $37,000, representing its 30% share of the surplus cash, as defined, generated by the Quarter Mill property for calendar years 1991, 1992, 1993 and 1994. During fiscal 1996, the Partnership received approximately $46,000, representing its 30% share of the surplus cash, as defined, generated by the Quarter Mill property for calendar year 1995. The Quarter Mill Participating Insured Mortgage Loan is open to prepayment with a specified prepayment penalty which declines ratably, from 10% to 2%, over the next five years. To date, the Quarter Mill project owner has given no indication of an intent to prepay the outstanding loan in the near term.

     At July 31, 1996, the Partnership had cash and cash equivalents of approximately $3,637,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from the cash reserves themselves, contingent interest from Participating Insured Mortgage Loans and net project residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
1996 Compared to 1995

     For the year ended July 31, 1996, the Partnership reported net income of $1,806,000, which represents a decrease in net income of $92,000 when compared to fiscal 1995. This decrease is primarily due to a decrease in total revenues of $79,000. The decrease in total revenues can be attributed to the decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS which aggregated $94,000. This decrease resulted from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. Partially offsetting this decrease in total revenues was an increase in money market interest of $15,000. The increase in money market interest was mainly due to an increase in the average outstanding balance of the Partnership's cash reserves resulting from the MBS prepayment activity. The decrease in net income was also partly due to an increase in general and administrative expenses of $24,000 which resulted mainly from an increase in certain required professional services during the current fiscal year. Management fees decreased by $11,000 during fiscal 1996 due to the lower outstanding principal balances of the Partnership's debt securities on which the fees are partially based. Such decreases have occurred since the Partnership was fully invested due to scheduled principal amortization and prepayment activity in the non-participating MBS pools.

1995 Compared to 1994

     For the year ended July 31, 1995, the Partnership reported net income of $1,898,000, which represented an increase in net income of $13,000 when compared to fiscal 1994. This increase in net income resulted from declines in general and administrative and management fee expenses. Management fees decreased by $27,000 during fiscal 1995 due to the decline in the average outstanding principal balances of the Partnership's investments, upon which such fees are partially based. General and administrative expenses declined by $22,000 in fiscal 1995 mainly due to certain non-recurring professional fees incurred in the prior year. The decline in expenses during fiscal 1995 was partially offset by a reduction in total revenues of $37,000. Interest income from the Partnership's debt securities declined by $142,000, despite the receipt of contingent interest of approximately $37,000 from the Quarter Mill investment during fiscal 1995. The decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. The high level of MBS principal prepayments experienced during fiscal 1994 substantially increased the balance of the Partnership's cash reserves and contributed to an increase of $105,000 in money market interest income for fiscal 1995. The increased earnings on invested cash reserves was also partially attributable to the higher interest rates earned during fiscal 1995.

1994 Compared to 1993

     For the year ended July 31, 1994, the Partnership reported net income of $1,885,000, which represented a decrease in net income of $1,172,000 when compared to fiscal 1993. This decrease was the result of a decline in total revenues of $836,000, along with a gain of $386,000 recognized in fiscal 1993 on the sale of investments. These unfavorable changes in net income were offset, in part, by a decrease in general and administrative and management fee expenses of $49,000 in fiscal 1994. Revenues decreased primarily due to the return to the Unitholders of the Casablanca prepayment proceeds in the fourth quarter of fiscal 1993. In order to make this distribution payment, the Partnership liquidated a U.S. Treasury Note investment and certain non-participating MBS investments in which such proceeds had been invested pending examination of the reinvestment alternatives. During fiscal 1993, the Partnership recorded interest income of approximately $513,000 from the Treasury Note investment. The decline of $346,000 in interest income earned on non-participating MBS in fiscal 1994 was primarily attributable to this Casablanca distribution liquidation as well. In addition, the high level of prepayment activity prompted by low market interest rates contributed to the decline in interest income earned on the non-participating MBS in fiscal 1994. The sale of the Treasury Note and MBS generated the $386,000 gain in fiscal 1993. Management fees decreased by $34,000 in fiscal 1994 due to the decline in the average outstanding principal balances of the Partnership's investments, upon which such fees are partially based, mainly as a result of the distribution of the Casablanca prepayment proceeds. General and administrative expenses were higher in fiscal 1993 mainly due to certain professional fees and cash management fees incurred associated with the temporary investment of proceeds and the exploration of reinvestment options resulting from the Casablanca prepayment.

Inflation

    The Partnership completed its seventh full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods is likely to cause increases in Partnership operating expenses without a corresponding increase in revenues, which are principally derived from fixed interest rates on debt securities.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data for the Partnership are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

      Under the Partnership Agreement, exclusive management responsibility for and control over the affairs of the Partnership rests with the General Partner, First Insured Mortgage Partners, L.P., a Delaware limited partnership formed in February 1987. The day-to-day operating responsibility for the Partnership is delegated to PWPI by the General Partner. However, the General Partner retains general responsibility for partnership business and oversees partnership activities. The General Partner also supervises the registration and marketing of the Units, approves all budgets for the Partnership prepared by PWPI and makes all final decisions with respect to the Partnership's investments and their acquisition and disposition.

      Certain of the officers and directors of the Managing General Partner of the General Partner, First Insured Mortgage Partners, Inc., a Delaware corporation and a wholly-owned subsidiary of PaineWebber, are also officers and/or directors of PWI and PWPI. Such officers and directors will devote only so much of their time to the business of the Partnership as in their judgment is reasonably required.

      The directors of First Insured Mortgage Partners, Inc. had the primary responsibility for selecting and negotiating investments on behalf of the Partnership after consultation with the GNMA issuer. Before any investment was consummated, it required approval by both a majority of the Board of Directors of First Insured Mortgage Partners, Inc. and by a majority of the disinterested directors of First Insured Mortgage Partners, Inc. For the purposes of this section, "disinterested director" meant any member of the Board of Directors of First Insured Mortgage Partners, Inc. who was not an officer or director of the GNMA issuer.

      (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the General Partner are as follows:
                                                                    Date elected
  Name                    Office                               Age   to Office
  ----                    ------                               ---   ---------

Bruce J. Rubin           President and Director                37     8/22/96
Terrence E. Fancher      Director                              43     9/10/96
Walter V. Arnold         Senior Vice President and
                           Chief Financial Officer             49     2/23/87*
James A. Snyder          Senior Vice President                 51     7/6/92
David F. Brooks          First Vice President and
                           Assistant Treasurer                 54     2/23/87*
Timothy J. Medlock       Vice President and Treasurer          35     2/25/92
Dorothy F. Haughey       Secretary                             70     2/23/87*

*  The date of incorporation of the Managing General Partner.

    (c) There are no other significant employees of First Insured Mortgage Partners, Inc. in addition to the directors and officers mentioned above.

    (d) There is no family relationship among any of the foregoing directors and officers of the Managing General Partner of the General Partner. All of the foregoing directors and officers have been elected to serve until the next annual meeting of the Managing General Partner.

    (e) A number of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI. The business experience of each of the directors and officers of the Managing General Partner is as follows:

    Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in September 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

    Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of PWPI which he joined in 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the State of Texas.

    James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company.

    David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and Assistant Treasurer of PWPI. Mr. Brooks joined PWPI in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

    Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of PWPI which he joined in 1986. From 1986 to August of 1989, Mr. Medlock served as the Controller of the Managing General Partner and PWPI. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

    Dorothy F. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

    (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended July 31, 1996 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partner is entitled to receive a share of the Partnership's cash distributions and a share of profits and losses. These items are described under
Item 13.

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at a rate of 8.25% per annum on remaining invested capital from November 15, 1988 to the present. However, the Partnership's Units of Depositary Receipts are not actively traded on any organized exchange, and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) The Partnership is a limited partnership issuing Depositary Units which represent units of assigned limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner of the General Partner, First Insured Mortgage Partners, Inc., is owned by PaineWebber. PA1988 is a Virginia limited partnership, the limited partners of which are also officers of PWPI. PaineWebber Depositary Corporation (the "Corporate Limited Partner"), a Delaware corporation and an affiliate of the General Partner, is the Initial Limited Partner. No Unitholder is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

    (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

    (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

    The General Partner of the Partnership is First Insured Mortgage Partners, L.P. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Managing General Partner of the General Partner is First Insured Mortgage Partners, Inc., (the "Managing General Partner") a wholly-owned subsidiary of PaineWebber. Certain officers and directors of the Managing General Partner are also officers and/or directors of PaineWebber Properties Incorporated ("PWPI"). Properties Associates 1988, L.P. ("PA1988") and PaineWebber Incorporated ("PWI") are the limited partners of the General Partner. PA1988 is a Virginia limited partnership in which certain officers of PWPI are the individual limited partners. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI, which is a wholly-owned subsidiary of PWI. The General Partner and other PaineWebber affiliates will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

    The Partnership entered into a Sales Agreement with PWI under which PWI acted as sales agent for the offering of Units. In connection with the sale of Units, PWI was to be paid sales commissions of up to 6% of the offering proceeds. Sales commissions paid to PWI aggregated $3,278,000 through the end of the offering period.

    Origination fees were payable directly to the General Partner and its affiliates by project owners in recognition of the participation feature of their Participating Insured Mortgage Loans in an amount equal to 2% of the principal balance of each Participating Insured Mortgage Loan.

    In connection with the acquisition of mortgage securities, the General Partner and its affiliates were to receive acquisition fees in an amount not to exceed 1.5% of the gross offering proceeds for services rendered in connection with the investment by the Partnership in mortgage securities. Acquisition fees of $827,000 were paid by the Partnership to the General Partner and its affiliates. The General Partner and its affiliates also received a non-accountable acquisition expense allowance of 1.5% of the Gross Offering Proceeds. Acquisition expenses in excess of 1.5% of the Gross Offering Proceeds were to be paid by the General Partner. Acquisition expenses aggregating $827,000 were paid to the General Partner and its affiliates.

    For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $184,000 were earned by the General Partner and its affiliates for the year ended July 31, 1996. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $38,000 for the year ended July 31, 1996.

    Generally, all distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 97% to the Unitholders, 1% to the General Partner and 2% to PWPI as the additional asset management fee referred to above. Capital distributions (including distributions of principal repayments) will be distributed 100% to the Unitholders until they have received the return of their capital contributions and then to the General Partner until it has received a return of its capital contribution. Thereafter, capital distributions shall be distributed in varying proportions to the Unitholders and General Partner, as specified in the Partnership Agreement.

    Pursuant to the terms of the Partnership Agreement, taxable income or loss of the Partnership will be allocated 98.98% to the Unitholders and 1.02% to the General Partner. Income or loss arising from a sale or refinancing of investment properties will be allocated to the Unitholders and the General Partner generally as residual proceeds are distributed.

    An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended July 31, 1996 is $88,000, representing reimbursements to this affiliate of the General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $18,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended July 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

        (1) and (2)    Financial Statements and Schedules:

             The response to this portion of Item 14 is submitted as a separate Section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.


        (3)  Exhibits:

             The exhibits listed on the accompanying index to exhibits at Page IV-3 are filed as part of this Report.


   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1996.


   (c)  Exhibits

             See (a)(3) above.


   (d)  Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate Section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.


                              By:  First Insured Mortgage Partners, Inc.
                                   Managing General Partner



                              By:/s/ Bruce J. Rubin
                                     Bruce J. Rubin
                                     President


                              By /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer



Dated:  October 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By /s/ Bruce J. Rubin                    Date:  October 25, 1996
   ---------------------                        ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher               Date:  October 25, 1996
   ----------------------                       ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              INDEX TO EXHIBITS



                                                         Page  Number   in   the
                                                         Report    or      Other
 Exhibit No.         Description of Document             Reference
---------------     -------------------------------      ----------------------

(3) and (4)         Prospectus  of the  Registrant       Filed       with    the
                    dated  April  23,   1987,   as       Commission pursuant  to
                    supplemented.                        Rule      424(c)    and
                                                         incorporated herein  by
                                                         reference.

(10)                Material contracts  previously       Filed     with      the
                    filed    as     exhibits    to       Commission pursuant  to
                    registration   statements  and       Section 13 or  15(d) of
                    amendments   thereto   of  the       the Securities Exchange
                    registrant  together  with all       Act  of    1934     and
                    such   contracts    filed   as       incorporated herein  by
                    exhibits of  previously  filed       reference.
                    Forms 8-K and  Forms  10-K are
                    hereby  incorporated herein by
                    reference.

(13)                Annual Reports to Unitholders      No Annual  Report for the
                                                       year ended July 31,  1996
                                                       has  been   sent  to  the
                                                       Unitholders.   An  Annual
                                                       Report  will  be  sent to
                                                       the           Unitholders
                                                       subsequent     to    this
                                                       filing.

(27)                Financial data schedule            Filed  as the  last  page
                                                       of    EDGAR    submission
                                                       following  the  Financial
                                                       Statements  and Financial
                                                       Statement        Schedule
                                                       required by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



                                                                    Reference

PaineWebber Insured Mortgage Partners 1-B, L.P.:

  Report of independent auditors                                        F-2

  Balance sheets as of July 31, 1996 and 1995                           F-3

  Statements of income for the years ended July 31, 1996,
     1995 and 1994                                                      F-4

  Statements  of changes in  partners'  capital  for the years
     ended July 31, 1996, 1995 and 1994                                 F-5

  Statements of cash flows for the years ended July 31, 1996,
     1995 and 1994                                                      F-6

  Notes to financial statements                                         F-7

  Schedule IV - Investments in Mortgage Loans on Real Estate            F-14


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Insured Mortgage Partners 1-B, L.P.:

    We have  audited the  accompanying  balance  sheets of  PaineWebber  Insured
Mortgage Partners 1-B, L.P. as of July 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Insured Mortgage Partners 1-B, L.P. at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the financial statements, in 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."







                                ERNST & YOUNG LLP

Boston, Massachusetts
October 23, 1996

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                BALANCE SHEETS
                            July 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                        1996             1995
                                                        ----             ----
Investments in Debt Securities:
   Mortgage-Backed Securities available for sale      $  6,280       $  7,521
   Participating Insured Mortgage Loans available
      for sale                                          18,539         18,639
                                                        24,819         26,160

Cash and cash equivalents                                3,637          3,274
Interest and other receivables                             172            182
Deferred expenses, net of accumulated
  amortization of $535 ($451 in 1995)                      615            699
                                                      --------       --------
                                                      $ 29,243       $ 30,315
                                                      ========       ========

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                         $     30       $     34
Accounts payable and accrued expenses                       51             36
                                                      --------       --------
      Total liabilities                                     81             70

Partners' capital:
   General Partner:
     Capital contributions                                   1              1
     Cumulative net income                                 221            202
     Cumulative cash distributions                        (221)          (202)

   Corporate  Limited Partner and Unitholder
      Interests ($100 per Unit,
      551,604 Units issued):
     Capital contributions, net of offering costs       50,779         50,779
     Cumulative net income                              21,466         19,679
     Net unrealized holding gain on debt securities        715            783
     Cumulative cash distributions                     (43,799)       (40,997)
                                                      --------       --------
      Total partners' capital                           29,162         30,245
                                                      --------       --------
                                                      $ 29,243       $ 30,315
                                                      ========       ========











                           See accompanying notes.

                PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                             STATEMENTS OF INCOME
               For the years ended July 31, 1996, 1995 and 1994
                     (In thousands, except per Unit data)


                                               1996        1995       1994
                                               ----        ----       ----
Revenues:
   Interest income - Debt Securities       $  2,139    $  2,233     $ 2,375
   Interest income - Money Market               192         177          72
                                           --------    --------     -------
                                              2,331       2,410       2,447

Expenses:
   General and administrative                   219         195         217
   Management fees                              222         233         260
   Amortization expense                          84          84          85
                                           --------    --------     -------
                                                525         512         562
                                           --------    --------     -------

Net income                                 $  1,806    $  1,898     $ 1,885
                                           ========    ========     =======


Net income per Unit of Depositary Receipt    $  3.24     $  3.41     $  3.38
                                             =======     =======     =======

Cash distributions per Unit
  of Depositary Receipt                      $  5.08     $  5.22     $  5.34
                                             =======     =======     =======



The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding during each year.






















                           See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the years ended July 31, 1996, 1995 and 1994
                                 (In thousands)


                                                    Corporate
                                                    Limited
                                        General     Partner and
                                        Partner     Unitholders    Total
                                        -------     -----------    -----

Balance at July 31, 1993                 $    7     $ 31,539    $ 31,546

Adjustment to reflect change
   in accounting principle (Note 2)           -          359         359

Net income                                   19         1,866       1,885

Cash distributions                          (25)       (2,946)     (2,971)
                                          -----     ---------     -------

Balance at July 31, 1994                      1        30,818      30,819

Net unrealized holding gain on
   debt securities                            -           424         424

Net income                                   19         1,879       1,898

Cash distributions                          (19)       (2,877)     (2,896)
                                         ------     ---------    --------

Balance at July 31, 1995                      1        30,244      30,245

Net unrealized holding loss on
   debt securities                            -           (68)        (68)

Net income                                   19         1,787       1,806

Cash distributions                          (19)       (2,802)     (2,821)
                                         ------     ---------    --------

Balance at July 31, 1996                 $    1      $ 29,161    $ 29,162
                                         ======      ========    ========












                           See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                           STATEMENTS OF CASH FLOWS

                For the years ended July 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1996       1995         1994
                                                 ----       ----         ----
Cash flows from operating activities:
  Net income                                   $ 1,806     $ 1,898     $1,885
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization expense                           84          84         85
     Amortization of discount/premium on
         mortgage securities                        17          17         17
     Changes in assets and liabilities:
      Interest and other receivables                10           7         25
      Accounts payable - affiliates                 (4)         (2)       (21)
      Accounts payable and accrued expenses         15           3         (3)
                                               --------   --------   --------
         Total adjustments                         122         109        103
                                               --------   --------   --------
             Net cash provided by
              operating activities               1,928       2,007      1,988
                                               -------    --------   --------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
    Securities                                    1,185      1,049      3,285
  Principal collections on Participating
    Insured Mortgage Loans                           71         64         59
                                               --------   --------   --------
         Net cash provided by
           investing activities                  1,256       1,113      3,344
                                               --------   --------   --------

Cash flows from financing activities:
  Distributions to Unitholders and partners     (2,821)     (2,896)    (2,971)
                                               -------    --------   --------
         Net cash used in financing
           activities                           (2,821)     (2,896)    (2,971)
                                               --------   --------   --------

Net increase in cash and cash equivalents          363         224      2,361

Cash and cash equivalents, beginning of year     3,274       3,050        689
                                               -------    --------    -------

Cash and cash equivalents, end of year        $  3,637     $ 3,274    $ 3,050
                                              ========     =======    =======














                           See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                        Notes to Financial Statements


1.  Organization

        PaineWebber Insured Mortgage Partners 1-B, L.P., a Delaware limited partnership, was organized for the purpose of investing in a diversified portfolio of federally insured or coinsured mortgage loans ("Participating Insured Mortgage Loans") through the purchase of certain mortgage-backed securities ("GNMA securities"). The Partnership has also invested in non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"). On May 16, 1988, the Partnership commenced the sale of Limited Partnership Interests (the "Units"), which are evidenced by Depositary Receipts (at $100 per Unit).

        The Partnership's initial capital was $3,000, representing capital contributions of $1,000 by the General Partner and $2,000 by the Corporate Limited Partner (PaineWebber Depositary Corporation). The Partnership issued 551,604 Units from May 16, 1988 to May 1, 1989, representing capital contributions of $55,160,425. The Units represent an interest assigned to persons who purchased Units ("Unitholders") from the initial limited partner of the Partnership pursuant to the Partnership Agreement, which interest is the equivalent of a limited partnership interest. Although Unitholders are not limited partners of the Partnership, as Unitholders they are entitled to the same economic benefits, including the same share of income, gains, losses, deductions, credits and cash distributions, as if they were limited partners holding the number of limited partnership interests represented by their Units.

2.  Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of July 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended July 31, 1996. Actual results could differ from the estimates and assumptions used.

        Prior to July 31, 1994, the Partnership's investments in debt securities were carried at amortized cost. As of July 31, 1994, the Partnership elected application of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
    115). Under the provisions of SFAS No. 115, investments in debt and equity securities are classified as either trading securities, held-to-maturity, or available for sale based on management's intentions as to their ultimate disposition. The Partnership's debt securities have been classified as available for sale as of July 31, 1996 and 1995 and are stated at fair value on the accompanying balance sheets at those dates. In accordance with SFAS No. 115, the net unrealized holding gain or loss as of the date that the statement was first applied was recorded as an adjustment of the balance of a separate component of equity. Future unrealized holding gains or losses on securities classified as available for sale are reported as a net amount in the separate component of equity until realized. Information regarding the fair value of the Partnership's debt securities is disclosed in Notes 4 and
    5. The related discounts or premiums for these GNMA securities are being amortized using the straight-line method, which approximates the effective interest method, over a period of 15 years.

        In addition to the debt securities which are carried at fair value on the Partnership's balance sheets, the cash and cash equivalents, accounts receivable, accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of July 31, 1996 due to the short-term maturities of these instruments.

        Deferred expenses consist of legal fees incurred in connection with the organization of the Partnership and acquisition fees and acquisition expenses paid to the General Partner and its affiliates as compensation for analyzing, structuring and negotiating the Partnership's investments. Organizational costs have been amortized using the straight-line method over a five-year period. Acquisition fees and expenses are being amortized using the straight-line method over 15 years (the expected holding period of the investments).

        For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Partnership's cash reserves and excess cash flow are generally invested in money market instruments, principally overnight investment-grade commercial paper.

        No provision for income taxes has been made as the liability for such taxes is that of the partners and Unitholders rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions

         The General Partner of the Partnership is First Insured Mortgage Partners, L.P. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Managing General Partner of the General Partner is First Insured Mortgage Partners, Inc., (the "Managing General Partner") a wholly-owned subsidiary of PaineWebber. Certain officers and directors of the Managing General Partner are also officers and/or directors of PaineWebber Properties Incorporated ("PWPI"). Properties Associates 1988, L.P. ("PA1988") and PaineWebber Incorporated ("PWI") are the limited partners of the General Partner. PA1988 is a Virginia limited partnership in which certain officers of PWPI are the individual limited partners. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI, which is a wholly-owned subsidiary of PWI. The General Partner and other PaineWebber affiliates will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

        The Partnership entered into a Sales Agreement with PWI under which PWI acted as sales agent for the offering of Units. In connection with the sale of Units, PWI was to be paid sales commissions of up to 6% of the offering proceeds. Sales commissions paid to PWI aggregated $3,278,000 through the end of the offering period.

        Origination fees were payable directly to the General Partner and its affiliates by project owners in recognition of the participation feature of their Participating Insured Mortgage Loans in an amount equal to 2% of the principal balance of each Participating Insured Mortgage Loan.

        In connection with the acquisition of mortgage securities, the General Partner and its affiliates were to receive acquisition fees in an amount not to exceed 1.5% of the gross offering proceeds for services rendered in connection with the investment by the Partnership in mortgage securities. Acquisition fees of $827,000 were paid by the Partnership to the General Partner and its affiliates. The General Partner and its affiliates also received a non-accountable acquisition expense allowance of 1.5% of the Gross Offering Proceeds. Acquisition expenses in excess of 1.5% of the Gross Offering Proceeds were to be paid by the General Partner. Acquisition expenses aggregating $827,000 were paid to the General Partner and its affiliates.

        For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $184,000, $193,000 and $209,000 were earned by the General Partner and its affiliates for the years ended July 31, 1996, 1995 and 1994, respectively. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $38,000, $40,000 and $51,000 for the years ended July 31, 1996, 1995 and 1994, respectively. Accounts payable - affiliates at July 31, 1996 and 1995 includes $30,000 and $31,000, respectively, of management fees payable to the General Partner and its affiliates.

        Generally, all distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 97% to the Unitholders, 1% to the General Partner and 2% to PWPI as the additional asset management fee referred to above. Accounts payable - affiliates at July 31, 1995 includes $3,000 of distributions payable to the General Partner. Capital distributions (including distributions of principal repayments) will be distributed 100% to the Unitholders until they have received the return of their capital contributions and then to the General Partner until it has received a return of its capital contribution. Thereafter, capital distributions shall be distributed in varying proportions to the Unitholders and General Partner, as specified in the Partnership Agreement.

        Pursuant to the terms of the Partnership Agreement, taxable income or tax loss of the Partnership will be allocated 98.98% to the Unitholders and 1.02% to the General Partner. Income or loss arising from a sale or refinancing of investment properties will be allocated to the Unitholders and the General Partner generally as residual proceeds are distributed. Allocations of income or loss for financial reporting purposes have been made in conformity with allocations of taxable income or tax loss set forth in the Partnership Agreement.

        Included in general and administrative expenses for the years ended July 31, 1996, 1995 and 1994 is $88,000, $100,000 and $105,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $18,000, $14,000 and $31,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.      Mortgage-Backed Securities

        At July 31, 1996 and 1995 the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                            July 31, 1996                   July 31, 1995
                    ---------------------------      ------------------------
                     Estimated                        Estimated
                     Market      Face   Amortized     Market   Face  Amortized
     Description     Value       Value    Cost        Value    Value    Cost
     -----------     -----       -----    ----        -----    -----    ----

    9.5% GNMA Pool  $ 2,228    $ 2,071  $ 2,055       $2,575 $ 2,427  $ 2,407

    9.0% GNMA Pool      362        347      358          533     501      513

    8.0% GNMA Pool    3,363      3,326    3,468        4,050   3,968    4,124

    7.5% GNMA Pool      327        330      328          363     363      360
                    -------    -------  -------       ------  ------  -------
                    $ 6,280    $ 6,074  $ 6,209       $7,521  $7,259  $ 7,404
                    =======    =======  =======       ======  ======  =======
        As discussed further in Note 2, the Partnership's investments in MBS are carried at fair value as of July 31, 1996 and 1995. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

        The 9.5% MBS, which were purchased at a discount on December 14, 1988, carry a coupon interest rate of 9.5% per annum and include loans with scheduled maturities between June 2009 and December 2009. The 9.0% MBS, which were purchased at a premium on November 16, 1989, carry a coupon interest rate of 9.0% per annum and include loans with scheduled maturities between June 2001 and September 2002. The 8.0% MBS, which were purchased at a premium on July 30, 1992, carry a coupon interest rate of 8.0% per annum and include loans with scheduled maturities in June 2022. The 7.5% MBS, which were purchased at a discount on October 30, 1992, carry a coupon interest rate of 7.50% per annum and include loans with scheduled maturities in March 2022. The loans included in these GNMA pool programs may be prepaid, without penalty, at any time.

5.  Investments in Participating Insured Mortgage Loans

        Participating   Insured   Mortgage  Loans  secured  by  GNMA  securities
    outstanding at July 31, 1996 and 1995 are comprised of the following (in thousands):

                                       July 31, 1996         July 31, 1995
                                   --------------------  ------------------
    GNMA                           Estimated              Estimated
    Certificate          Interest  Market     Amortized   Market    Amortized
    Number    Property   Rate      Value      Cost        Value     Cost
    ------    --------   ----      -----      ----        -----     ----

    279985  Quarter Mill  8.50%   $ 7,441     $ 7,198     $ 7,492   $ 7,228
    279119  Emerald Cove  8.75%    11,098      10,697      11,147    10,745
                                  -------     -------     -------   -------
                                  $18,539     $17,895     $18,639   $17,973
                                  =======     =======     =======   =======

        As discussed further in Note 2, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of July 31, 1996 and 1995. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

         Quarter Mill Apartments

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,528 are due through maturity, on October 15, 2031. Scheduled principal repayments of $118,421 have been received through July 31, 1996.

         Emerald Cove Apartments

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. The premium is being amortized on the straight-line method, which approximates the effective interest method, over 15 years. Monthly payments of principal and interest totalling approximately $81,105 are due through maturity, on August 15, 2031. Scheduled principal repayments of $151,513 have been received through July 31, 1996.

    Provisions Applicable to Both of the Participating Insured Mortgage Loans of the Partnership:

         The closing of the Participating Insured Mortgage Loans was subject to conditions with respect to satisfactory completion of construction. The Partnership purchased the GNMA Securities representing each of the above Participating Insured Mortgage Loans with proceeds raised through its public offering from an FHA-approved mortgagee/coinsurer and GNMA issuer/servicer.

         As required by the Partnership's investment criteria, the Participating Insured Mortgage Loans may not be repaid by the applicable project owner, in whole or in part, for a period of five years from the date of initial endorsement of each such Loan for FHA Insurance (unless required or permitted by HUD or as a result of the partial or total destruction or condemnation of the Project). The Participating Insured Mortgage Loans may thereafter be prepaid at various premiums which decline over the next four-to-five-year period. After nine or ten years from the date of initial endorsement of a Participating Insured Mortgage Loan for FHA Insurance, such loan may be prepaid without premium. Although the permanent phase of each such Participating Insured Mortgage Loan will have a term of approximately 40 years, payable in substantially equal installments consisting of principal and interest over such term, each loan provides the Partnership with the option to require such loan be repaid in full beginning not later than the twelfth anniversary of its date of initial endorsement for FHA Insurance.

         The Contingent Component of the Participating Insured Mortgage Loans provides for the payment of Contingent Interest equal to 25% of the Net Project Cash Flow, if any, (30% for the Virginia Project) and 25% of the Net Project Residuals, if any, derived from the applicable Project; provided, however, that to the extent the applicable Project fails to generate certain minimum amounts of Net Project Cash Flow, the share of Net Project Residuals to which the Partnership is entitled may be increased to up to 50%. In addition to the deduction for the outstanding principal balance of the first mortgage relating to each Participating Insured Mortgage Loan, Net Project Residuals shall also be reduced by certain FHA-approved development costs and by certain amounts advanced by the applicable project owner from its own funds to fund operating deficits or provide working capital for the applicable Project. The obligation of a project owner to pay Contingent Interest will be evidenced by a Subordinated Promissory Note of such project owner which will in turn be secured by a second mortgage on the applicable Project. The obligations of each project owner to pay Contingent Interest is or will be secured by a lien on all of the interests in such project owner. Neither FHA Insurance nor any GNMA Security will provide for the payment of Contingent Interest with respect to any Participating Insured Mortgage Loan. No Contingent Interest has been earned with respect to the Emerald Cove Participating Insured Mortgage Loan to date. During fiscal 1996 and 1995, the Partnership received approximately $46,000 and $37,000, respectively, representing its 30% share of the surplus cash generated by the Quarter Mill property. Such amounts are included in interest income on the accompanying 1996 and 1995 statements of income. No amounts of Contingent Interest were received prior to fiscal 1995.

         The future performance of the Partnership will depend, in part, upon future interest rate fluctuations, which cannot be predicted. In addition, the Partnership's overall operating performance is subject to all of the risks normally associated with real estate investments, including: reliance on the owners' operating skills, including their ability to maintain occupancy levels, meet operating expenses, maintain the property and maintain adequate insurance coverage; adverse changes in general and/or local economic conditions; changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

6.  Contingencies

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
     Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Insured Mortgage Partners, Inc. and Properties Associates 1988 ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Insured Mortgage Partners 1-B, L.P., PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Insured Mortgage Partners 1-B, L.P., also alleged that following the sale of the partnership interests, PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, First Insured Mortgage Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the partners of the General Partner, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         In July 1996, approximately 15 plaintiffs filed an action entitled Barstad v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the Plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $752,000 plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with all of the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

7.  Subsequent Event

         On September 15, 1996, the Partnership distributed $688,000 to the Unitholders, $16,000 to the General Partner and $30,000 to PWPI as an asset management fee for the quarter ended July 31, 1996.


Schedule IV - Investments in Mortgage Loans on Real Estate

                                        PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                                         July 31, 1996
                                                        (In thousands)
                                                                                         Carrying          Amount of loans
                     Coupon          Final maturity    Periodic          Face amount     amount of         subject to delinquent
Description          Interest rate   date              payment terms     of mortgages    mortgages         principal or interest
-----------          -------------   ----              -------------     ------------    ---------         ---------------------
GNMA Single Loan Pool:

Quarter Mill Apts.     8.50%        10/15/2031         Interest and        $  7,198        $  7,441        N/A
Apartment Complex                                      principal payable
Richmond, VA                                           monthly ($53,525)
Pool #279985                                           through maturity.


Emerald Cove Apts.     8.75%         8/15/2031         Interest and          10,632         11,098         N/A
Apartment Complex                                      principal payable
Charlotte, NC                                          monthly ($81,105)
Pool #279119                                           through maturity.
                                                                           --------        -------
TOTALS                                                                     $ 17,830        $18,539
                                                                           ========        =======


                                            1996              1995            1994
                                            ----              ----            ----

   Balance at beginning of year          $18,639           $18,374           $18,110
     Collections of principal                (71)              (64)              (59)
     Amortization of premium                  (7)               (7)               (7)
     Adjustment to reflect
       change in accounting
       principle and net unrealized
       holding gains (losses) (1)            (22)              336               330
                                         -------           -------           -------
   Balance at close of year              $18,539           $18,639           $18,374
                                         =======           =======           =======

Notes:

(1) See Note 2 to the accompanying financial statements for a discussion of the change in accounting principle effective July 31, 1994.