Form 10-Q
period 1997-01-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1997-03-14
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  JANUARY 31, 1997

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

                                 BALANCE SHEETS
                 January 31, 1997 and July 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                       January 31     July 31
                                                       ----------     -------

Investments in Debt Securities:
   Mortgage-Backed Securities available for sale      $  5,937       $  6,280
   Participating Insured Mortgage Loans
     available for sale                                 18,717         18,539
                                                      --------       --------
                                                        24,654         24,819

Cash and cash equivalents                                3,617          3,637
Interest and other receivables                             169            172
Deferred expenses, net                                     574            615
                                                      --------       --------
                                                      $ 29,014       $ 29,243
                                                      ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $     33       $     30
Accounts payable and accrued expenses                       36             51
      Partners' capital                                 28,945         29,162
                                                      --------       --------
                                                      $ 29,014       $ 29,243
                                                      ========       ========

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the six months ended January 31, 1997 and 1996 (Unaudited)
                                 (In thousands)
                                                                  Corporate
                                                                  Limited
                                                   General        Partner and
                                                   Partner        Unitholders
                                                   -------        -----------

Balance at July 31, 1995                           $   1          $ 30,244
Net unrealized holding gains on debt securities        -               283
Cash distributions                                    (9)           (1,412)
Net income                                             9               894
                                                   -----          --------
Balance at January 31, 1996                        $   1          $ 30,009
                                                   =====          ========

Balance at July 31, 1996                           $   1          $ 29,161
Net unrealized holding gains on debt securities        -               292
Cash distributions                                   (10)           (1,373)
Net income                                             9               865
                                                   -----          --------
Balance at January 31, 1997                        $   -          $ 28,945
                                                   =====          ========


                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              STATEMENTS OF INCOME
    For the three and six months ended January 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                         January 31,           January  31,
                                    ------------------     ------------------
                                     1997        1996       1997       1996
                                     ----        ----       ----       ----

Revenues:
   Interest income - Investments   $  502       $ 527      $1,009      $1,060
   Interest income - Money Market      50          49         100          98
                                   ------       -----      ------      ------
                                     552          576       1,109       1,158


Expenses:
   Management fees                    53           56         108         113
   General and administrative         40           56          85         100
   Amortization expense               21           21          42          42
                                  ------        -----      ------      ------
                                     114          133         235         255
                                  ------        -----      ------      ------
Net income                        $  438       $  443      $  874      $  903
                                  ======       ======      ======      ======

Net income per Unit of
Depositary Receipt                $ 0.78        $0.79       $1.57      $ 1.62
                                  ======        =====       =====      ======

Cash distributions per Unit
    of Depositary Receipt         $ 1.24        $1.28       $2.49      $ 2.56
                                  ======        =====       =====      ======

The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.




                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
         For the six months ended January 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1997          1996
                                                           ----          ----
Cash flows from operating activities:
  Net income                                           $    874      $    903
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                      41            42
   Amortization of discount/premium on debt securities        9             9
   Changes in assets and liabilities:
     Interest receivable                                      3             6
     Accounts payable - affiliates                            3             -
     Accounts payable and accrued expenses                  (15)          (10)
                                                       --------      --------
      Total adjustments                                      41            47
                                                       --------      --------
      Net cash provided by operating activities             915           950
                                                       --------      --------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities       411           582
  Principal collections on Participating Insured
    Mortgage Loans                                           37            34
                                                       --------      --------
      Net cash provided by investing activities             448           616
                                                       --------      --------

Cash flows from financing activities:
  Distributions to Unitholders and partners              (1,383)       (1,421)
                                                       --------      --------

Net (decrease) increase in cash and cash equivalents        (20)          145

Cash and cash equivalents, beginning of period            3,637         3,274
                                                       --------      --------

Cash and cash equivalents, end of period               $  3,617      $  3,419
                                                       ========      ========



                             See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)





1.  Organization

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended July 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. The accounting adjustments included in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of January 31, 1997 and July 31, 1996 and revenues and expenses for the three and six months ended January 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities

      At January 31, 1997 and July 31, 1996, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                             January 31, 1997                 July 31, 1996
                    -----------------------------    --------------------------
                     Estimated                        Estimated
                     Market      Face    Amortized    Market   Face    Amortized
     Description     Value       Value   Cost         Value    Value   Cost
     -----------     -----       -----   ----         -----    -----   ----

    9.5% GNMA Pool  $ 2,104    $ 1,937  $ 1,923      $ 2,228 $ 2,071  $ 2,055

    9.0% GNMA Pool      318        303      314          362     347      358

    8.0% GNMA Pool    3,194      3,104    3,240        3,363   3,326    3,468

    7.5% GNMA Pool      321        319      316          327     330      328
                    -------    -------  -------      ------- -------  -------
                    $ 5,937    $ 5,663  $ 5,793      $ 6,280 $ 6,074  $ 6,209
                    =======    =======  =======      ======= =======  =======


        As discussed further in the Annual Report, the Partnership's investments in MBS are carried at fair value as of January 31, 1997 and July 31, 1996. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans

        Participating   Insured   Mortgage  Loans  secured  by  GNMA  securities
    outstanding at January 31, 1997 and July 31, 1996 are comprised of the following (in thousands):

                                       January 31, 1997        July 31, 1996
                                   ---------------------   -------------------
    GNMA                            Estimated              Estimated
    Certificate           Interest  Market     Amortized   Market    Amortized
    Number    Property    Rate      Value      Cost        Value     Cost
    ------    --------    ----      -----      ----        -----     ----

    279985  Quarter Mill  8.50%   $ 7,519     $ 7,183     $ 7,441   $ 7,198
    279119  Emerald Cove  8.75%    11,198      10,671      11,098    10,697
                                  -------     -------     -------   -------
                                  $18,717     $17,854     $18,539   $17,895
                                  =======     =======     =======   =======

        As discussed further in the Annual Report, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of January 31, 1997 and July 31, 1996. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics.

        Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

         Quarter Mill Apartments
         -----------------------

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The Project Owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Scheduled principal repayments of $133,982 have been received through January 31, 1997.

         Emerald Cove Apartments
         -----------------------

         The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The Project Owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $108,000 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. The premium is included in the balance of the Participating Insured Mortgage Loan on the accompanying balance sheet and is being amortized on the straight-line method, which approximates the effective interest method, over 15 years. Scheduled principal repayments of $173,438 have been received through January 31, 1997.

4.  Related Party Transactions

        Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $108,000 and $113,000 for the six months ended January 31, 1997 and 1996, respectively. Such management fees include an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the Partnership's mortgage securities and additional asset management fees equal to 2% of the Partnership's distributable cash, as defined. Of the total management fees incurred for the six months ended January 31, 1997 and 1996, $19,000 in each period represents additional asset management fees paid to PWPI. Accounts payable - affiliates at January 31, 1997 and July 31, 1996 consists of $33,000 and $30,000, respectively, of management fees payable to the General Partner and its affiliates.

        Included in general and administrative expenses for the six months ended January 31, 1997 and 1996 is $48,000 and $47,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the six-month periods ended January 31, 1997 and 1996 is $3,500 and $7,300, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5.  Subsequent Event

        On February 28, 1997, the General Partner authorized the payment of a special distribution to Unitholders in the amount of approximately
    $2,600,000, or $47.13 per original $1,000 investment, in addition to the regular quarterly distribution of $12.31 per original $1,000 investment for the quarter ended January 31, 1997. Both distributions will be paid on March 14, 1997 to Unitholders of record as of January 31, 1997. The special distribution consists of Partnership cash reserves which exceed expected future requirements.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

    The Partnership's investments are structured to provide safety of principal. The Partnership's principal investments in both Participating Insured Mortgage Loans and conventional mortgage-backed securities are 100% guaranteed by GNMA in the event of defaults by the underlying property owners. Obligations of GNMA are backed by the full faith and credit of the Federal government. The Partnership does face potential market risk in the event that the Partnership, as expected, liquidates its investments in Participating Insured Mortgage Loans and non-participating mortgage-backed securities prior to the scheduled maturity dates of such investments. Depending on the general level of market interest rates at the time of the sale of any of the Partnership's mortgage security investments, the market value of the investments may be higher or lower than the outstanding principal balances. Nonetheless, since the Partnership is not required to be liquidated prior to the scheduled maturity dates, management can limit the exposure to market risk by attempting to time the liquidation of the Partnership's investments to coincide with a period of favorable interest rates. However, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership. The market value of the Partnership's Participating Insured Mortgage Loans is also affected by the value, if any, that is attributed to the participation features of such loans. Such value is impacted by overall real estate market conditions and by the specific performance of the properties securing the Partnership's participation interests. The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time would be expected to be slightly above both their face value and amortized cost, which includes any unamortized discounts or premiums. As of January 31, 1997, the Partnership's Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of MBS investments to fall below face value and/or amortized cost. However, fluctuating market conditions will not result in realized gains or losses unless the Partnership's investments are prepaid or sold prior to maturity. Secondary market sales of the Partnership's investments would likely only occur as part of a formal plan of liquidation for the Partnership.

     The Partnership is also subject to possible reinvestment risk to the extent that its principal investments are prepaid prior to the Partnership's expected liquidation period. Depending on the general level of market interest rates at the time of such a prepayment, the Partnership or an individual Unitholder might be unable to earn a comparable yield on a similar low-risk investment upon the reinvestment of such funds. Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments have reduced the Partnership's investment income and increased the outstanding balance of the Partnership's cash reserves. Current rates of return do not warrant the reinvestment of these principal prepayments in additional non-participating mortgage backed securities. Since is unlikely that there will be a default on either of the Partnership's two remaining multi-family participating loans, management has concluded that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeds expected future requirements. Consequently, the Partnership will distribute approximately $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special capital distribution to be made on March 14, 1997, which is in addition to the regular quarterly distribution of $12.31 per original $1,000 investment to be paid on the same date for the quarter ended January 31, 1997.

    Regular quarterly distributions are comprised of investment income and return of capital which results from amortization of mortgage principal as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and have been high during recent years, but have declined during the past two quarters. Based on this decline in the rate of principal prepayments and the expectation that this decline will continue in the future, the Partnership will reduce the regular quarterly distribution rate effective for the third quarter of fiscal 1997 from 8.25% per annum to 6.5%, of which approximately 5.5% is expected to represent net investment income and 1% is expected to be a return of capital. If the actual payment levels exceed anticipated levels during the next twelve months, the Partnership is expected to make a Special Distribution of these excess amounts in March 1998 and each subsequent March, if warranted by future principal repayment levels.

     The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 90% for the current fiscal quarter, compared to 96% for the prior quarter and 94% for the same quarter a year ago. The decrease in occupancy is primarily attributable to the competition from the four newly developed properties which opened in this submarket during the past six months. These competing properties offered rental concessions in order to accelerate their leasing progress. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan is restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. There are no ongoing prepayment discussions with the Emerald Cove owner at the present time.

     Occupancy at the Quarter Mill Apartments during the current fiscal quarter averaged 98%, unchanged from the prior quarter. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1996, the Partnership received approximately $46,000, representing its 30% share of the surplus cash, as defined, generated by the Quarter Mill property for calendar year 1995.
Effective in fiscal 1996, the Quarter Mill Participating Insured Mortgage Loan became open to prepayment with a specified prepayment penalty which declines ratably, from 10% to 2%, over the next five years. To date, the Quarter Mill owner has given no indication of an intent to prepay the outstanding loan in the near term.

     At January 31, 1997, the Partnership had cash and cash equivalents of approximately $3,617,000. Such amounts will be utilized for distributions to the Unitholders, as discussed further above, and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from contingent interest from Participating Insured Mortgage Loans and net project residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
Three Months Ended January 31, 1997
-----------------------------------

     Net income decreased by $5,000 for the three months ended January 31, 1997, when compared to the same period in the prior year, due to a $24,000 decline in total revenues which was partially offset by a $19,000 reduction in operating expenses. The decrease in revenues can be attributed primarily to the $25,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS. This decline in interest income resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. An increase of $1,000 in money market interest income in the current three-month period partially offset the decline in revenues generated from the investments in debt securities. The increase in money market interest income was mainly the result of an increase in the average outstanding balance of the Partnership's invested cash reserves. Future money market interest income is expected to decline subsequent to the $2.6 million special distribution of excess cash reserves to be made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $16,000 decrease in general and administrative expenses and a $3,000 decrease in management fees. General and administrative expenses decreased primarily due to a reduction in certain required professional services, while the decrease in management fees reflects the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based.

Six Months Ended January 31, 1997
---------------------------------

     Net income decreased by $29,000 for the six months ended January 31, 1997, when compared to the same period in the prior year, due to a $49,000 decline in total revenues which was partially offset by a $20,000 reduction in operating expenses. The decrease in revenues can be attributed to a $51,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS. This decline in interest income resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. An increase of $2,000 in money market interest income in the current six-month period partially offset the decline in revenues generated from the investments in debt securities. The increase in money market interest income was mainly the result of an increase in the average outstanding balance of the Partnership's invested cash reserves. Future money market interest income is expected to decline subsequent to the $2.6 million special distribution of excess cash reserves to be made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $15,000 reduction in general and administrative expenses and a $5,000 decline in management fees. General and administrative expenses decreased primarily due to reduction in certain required professional services, while the decrease in management fees reflects the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     With regard to the proposed settlement of the New York Limited Partnership Actions described in the Partnership's Annual Report on Form 10-K for the year ended July 31, 1996, a final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.


     Mediation with respect to the Abbate and Barstad actions described in the Partnership's Annual Report was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of both actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by March 1997.


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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                          By: FIRST INSURED MORTGAGE PARTNERS, INC.
                              Managing General Partner





Date: March 13, 1997          By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Vice President and
                                    Chief Financial Officer