Form 10-Q
period 1997-04-30
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1997-06-10
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                       OR

  -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from _____  to _____.


                         Commission File Number: 0-18076


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                           04-3038480
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------                        -----
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.              No_____ .
                                      ---

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B,L.P.
                                 BALANCE SHEETS
                   April 30, 1997 and July 31, 1996 (Unaudited
                                 (In thousands)
                                     ASSETS

                                                        April 30      July 31
                                                        --------      -------

Investments in Debt Securities:
     Mortgage-Backed Securities
        available for sale                             $  5,603       $  6,280
     Participating Insured Mortgage
        Loans available for sale                         18,387         18,539
                                                       --------       --------
                                                         23,990         24,819

Cash and cash equivalents                                 1,061          3,637
Interest and other receivables                              168            172
Deferred expenses, net                                      552            615
                                                       --------       --------
                                                       $ 25,771       $ 29,243
                                                       ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $     29       $     30
Accounts payable and accrued expenses                        35             51
Partners' capital                                        25,707         29,162
                                                       --------       --------
                                                       $ 25,771       $ 29,243
                                                       ========       ========


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the nine months ended April 30, 1997 and 1996 (Unaudited)
                                 (In thousands)
                                                               Corporate
                                                               Limited
                                             General           Partner and
                                             Partner           Unitholders
                                             -------           -----------

Balance at July 31, 1995                     $    1             $ 30,244
Net unrealized holding losses
  on debt securities                              -                  (48)
Cash distributions                              (14)              (2,110)
Net income                                       14                1,327
                                             ------             --------
Balance at April 30, 1996                    $    1             $ 29,413
                                             ======             ========

Balance at July 31, 1996                     $    1             $ 29,161
Net unrealized holding losses
  on debt securities                              -                  (81)
Cash distributions                              (14)              (4,652)
Net income                                       13                1,279
                                             ------             --------
Balance at April 30, 1997                    $    0             $ 25,707
                                             ======             ========





                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              STATEMENTS OF INCOME
     For the three and nine months ended April 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended     Nine Months Ended
                                          April 30,               April 30,
                                      ------------------    -------------------
                                        1997      1996       1997        1996
                                        ----      ----       ----        ----

Revenues:
     Interest income - Investments     $  497    $  521      $1,506     $1,580
     Interest income - Money Market        31        45         131        144
                                       ------    ------      ------     ------
                                          528       566       1,637      1,724


Expenses:
     Management fees                       53        55         161        168
     General and administrative            36        52         121        152
     Amortization expense                  21        21          63         63
                                       ------    ------      ------     ------
                                          110       128         345        383
                                       ------    ------      ------     ------
Net income                             $  418    $  438      $1,292     $1,341
                                       ======    ======      ======     ======

Net income per Unit of
  Depositary Receipt                   $0.75     $ 0.79      $ 2.32     $ 2.41
                                       =====     ======      ======     ======

Cash distributions per Unit
  of Depositary Receipt                $5.94     $ 1.26      $ 8.43     $ 3.82
                                       =====     ======      ======     ======

The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.






















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
         For the nine months ended April 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997            1996
                                                         ----            ----
Cash flows from operating activities:
   Net income                                          $ 1,292         $  1,341
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization expense                                   63               63
     Amortization of discount/premium on debt
      securities                                            13               13
     Changes in assets and liabilities:
       Interest and other receivables                        4                8
       Accounts payable - affiliates                        (1)               -
       Accounts payable and accrued expenses               (16)              (4)
                                                       -------         --------
         Total adjustments                                  63               80
                                                       -------         --------
         Net cash provided by operating activities       1,355            1,421
                                                       -------         --------

Cash flows from investing activities:
   Principal collections on Mortgage-Backed Securities     678              885
   Principal collections on Participating Insured
     Mortgage Loans                                         57               52
                                                       -------         --------
         Net cash provided by investing activities         735              937
                                                       -------         --------

Cash flows from financing activities:
   Distributions to Unitholders and partners            (4,666)          (2,124)
                                                       -------         --------

Net (decrease) increase in cash and cash equivalents    (2,576)             234

Cash and cash equivalents, beginning of period           3,637            3,274
                                                      --------         --------

Cash and cash equivalents, end of period               $ 1,061          $ 3,508
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of April 30, 1997 and July 31, 1996 and revenues and expenses for the three and nine months ended April 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities

         At April 30, 1997 and July 31, 1996, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):


                                   April 30, 1997                             July 31, 1996
                        -------------------------------          --------------------------------------
                        Estimated                                    Estimated
                        Market       Face        Amortized           Market       Face       Amortized
       Description      Value        Value        Cost               Value        Value       Cost
       ------------     -----        -----        ----               -----        -----       ----

      9.5% GNMA Pool    $ 1,943      $ 1,807       $ 1,794           $ 2,228    $ 2,071      $ 2,055

      9.0% GNMA Pool        291          281           291               362        347          358

      8.0% GNMA Pool      3,071        3,009         3,142             3,363      3,326        3,468

      7.5% GNMA Pool        298          299           296               327        330          328
                        -------     --------     ---------           -------    -------      -------
                        $ 5,603      $ 5,396       $ 5,523           $ 6,280    $ 6,074      $ 6,209
                        =======      =======       =======           =======    =======      =======


            As discussed further in the Annual Report, the Partnership's investments in MBS are carried at fair value as of April 30, 1997 and July 31, 1996. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.    Investments in Participating Insured Mortgage Loans

            Participating Insured Mortgage Loans secured by GNMA securities outstanding at April 30, 1997 and July 31, 1996 are comprised of the following (in thousands):

                                                           April 30, 1997                    July 31, 1996
                                                   --------------------------      -----------------------------
      GNMA                                           Estimated                        Estimated
      Certificate                     Interest       Market          Amortized        Market         Amortized
      Number        Property          Rate           Value             Cost           Value            Cost
      ------        --------          ----           -----             ----           -----            ----

      279985      Quarter Mill        8.50%          $ 7,390          $ 7,175         $ 7,441         $ 7,198
      279119      Emerald Cove        8.75%           10,997           10,658          11,098          10,697
                                                     -------          -------         -------         -------
                                                     $18,387          $17,833         $18,539         $17,895
                                                     =======          =======         =======         =======

           As discussed further in the Annual Report, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of April 30, 1997 and July 31, 1996. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics.

           Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

              Quarter Mill Apartments
              -----------------------

              The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The Project Owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Scheduled principal repayments of $142,020 have been received through April 30, 1997.

              Emerald Cove Apartments
              -----------------------

              The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The Project Owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,783,900. The Partnership paid a premium of approximately $108,000 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. The premium is included in the balance of the Participating Insured Mortgage Loan on the accompanying balance sheets and is being amortized on the straight-line method, which approximates the effective interest method, over 15 years. Scheduled principal repayments of $184,774 have been received through April 30, 1997.

4.    Related Party Transactions

            Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $161,000 and $168,000 for the nine months ended April 30, 1997 and 1996, respectively. Such management fees include an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the Partnership's mortgage securities and additional asset management fees equal to 2% of the Partnership's distributable cash, as defined. Of the total management fees incurred for the nine months ended April 30, 1997 and 1996, $29,000 in each period represents additional asset management fees paid to PWPI. Accounts payable - affiliates at April 30, 1997 and July 31, 1996 consists of $29,000 and $30,000, respectively, of management fees payable to the General Partner and its affiliates.

            Included in general and administrative expenses for the nine months ended April 30, 1997 and 1996 is $72,000 and $71,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

            Also included in general and administrative expenses for the nine-month periods ended April 30, 1997 and 1996 is $4,000 and $9,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The Partnership's investments are structured to provide safety of principal. The Partnership's principal investments in both Participating Insured Mortgage Loans and conventional mortgage-backed securities are 100% guaranteed by GNMA in the event of defaults by the underlying property owners. Obligations of GNMA are backed by the full faith and credit of the Federal government. The Partnership does face potential market risk in the event that the Partnership, as expected, liquidates its investments in Participating Insured Mortgage Loans and non-participating mortgage-backed securities prior to the scheduled maturity dates of such investments. Depending on the general level of market interest rates at the time of the sale of any of the Partnership's mortgage security investments, the market value of the investments may be higher or lower than the outstanding principal balances. Nonetheless, since the Partnership is not required to be liquidated prior to the scheduled maturity dates, management can limit the exposure to market risk by attempting to time the liquidation of the Partnership's investments to coincide with a period of favorable interest rates. However, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership. The market value of the Partnership's Participating Insured Mortgage Loans is also affected by the value, if any, that is attributed to the participation features of such loans. Such value is impacted by overall real estate market conditions and by the specific performance of the properties securing the Partnership's participation interests. The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time would be expected to be slightly above both their aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of April 30, 1997, the Partnership's Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of MBS investments to fall below face value and/or amortized cost. However, fluctuating market conditions will not result in realized gains or losses unless the Partnership's investments are prepaid or sold prior to maturity. Secondary market sales of the Partnership's investments would likely only occur as part of a formal plan of liquidation for the Partnership.

      The Partnership is also subject to possible reinvestment risk to the extent that its principal investments are prepaid prior to the Partnership's expected liquidation period. Depending on the general level of market interest rates at the time of such a prepayment, the Partnership or an individual Unitholder might be unable to earn a comparable yield on a similar low-risk investment upon the reinvestment of such funds. Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments reduced the Partnership's investment income and increased the outstanding balance of the Partnership's cash reserves. Since it is unlikely that there will be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed approximately $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special capital distribution made on March 14, 1997, in addition to the regular quarterly distribution of $12.31 per original $1,000 investment paid on the same date for the quarter ended January 31, 1997.

      Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and have been high during recent years, but have declined during fiscal 1997. Based on this decline in the rate of principal prepayments and the expectation that this decline will continue in the future, the Partnership has reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate has changed from 8.25% per annum to 6.5%, of which approximately 5.5% is expected to represent net investment income and 1% is expected to be a return of capital. If the actual prepayment levels exceed anticipated levels during the next twelve months, the Partnership is expected to make a Special Distribution of these excess amounts in March 1998 and each subsequent March, if warranted by future principal prepayment levels.

        The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 91% for the quarter ended April 30, 1997, compared to 90% for the prior quarter and 96% for the same quarter a year ago. The 1% increase in average occupancy over the prior quarter resulted from new tenants attracted by the rental concessions currently being offered by the property's leasing team on certain unit types. When compared to the same period in the prior year, average occupancy has declined due to the competition from several newly developed properties which have opened in this submarket during fiscal 1997 and which have offered rental concessions in order to accelerate their leasing progress. There continues to be a substantial amount of new competition in the northeast section of the Charlotte market where Emerald Cove is located. With over 1,000 additional apartment units under construction and an additional 600 apartment units under proposal, the property's management and leasing team anticipates that vacancy levels may increase in the short term. In light of these competitive market conditions, there are no rental rate increases currently planned for Emerald Cove, and it is likely that rental concessions will remain necessary in order to maintain occupancy levels. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. There are no ongoing prepayment discussions with the Emerald Cove owner at the present time.

        Occupancy at the Quarter Mill Apartments during the quarter ended April 30, 1997 averaged 98%, unchanged from the prior quarter. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1996, the Partnership received approximately $46,000, representing its 30% share of the surplus cash, as defined, generated by the Quarter Mill property for calendar year 1995. Effective in fiscal 1996, the Quarter Mill Participating Insured Mortgage Loan became open to prepayment with a specified prepayment penalty which declines ratably, from 10% to 2%, over the next five years. To date, the Quarter Mill owner has given no indication of an intent to prepay the outstanding loan in the near term.

        At April 30, 1997, the Partnership had cash and cash equivalents of approximately $1,061,000. Such amounts will be utilized for the working capital requirements of the Partnership and for distributions to the Unitholders. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from contingent interest from Participating Insured Mortgage Loans and net project residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
Three Months Ended April 30, 1997
---------------------------------

        Net income decreased by $20,000 for the three months ended April 30, 1997, when compared to the same period in the prior year, due to a $38,000 decline in total revenues which was partially offset by a $18,000 reduction in operating expenses. The decrease in revenues can be attributed primarily to the $24,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS. This decline in interest income resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. A $14,000 decrease in money market interest income in the current three-month period also contributed to the decline in the Partnership's total revenues. The decrease in money market interest income was mainly the result of a decline in the average outstanding balance of the Partnership's invested cash reserves subsequent to the $2.6 million special distribution of excess cash reserves made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $16,000 decline in general and administrative expenses and a $2,000 reduction in management fees. General and administrative expenses decreased primarily due to a reduction in certain required professional services, while the decrease in management fees reflects the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based. Nine Months Ended April 30, 1997

Nine Months Ended April 30, 1997
---------------------------------

   Net income decreased by $49,000 for the nine months ended April 30, 1997, when compared to the same period in the prior year, due to an $87,000 decline in total revenues which was partially offset by a $38,000 reduction in operating expenses. The decrease in revenues can be attributed mainly to a $74,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS. This decline in interest income resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. A $13,000 decrease in money market interest income in the current nine-month period also contributed to the decline in the Partnership's total revenues. The decrease in money market interest income was mainly the result of a decline in the average outstanding balance of the Partnership's invested cash reserves subsequent to the $2.6 million special distribution of excess cash reserves made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $31,000 a reduction in general and administrative expenses and a $7,000 decline in management fees. General and administrative expenses decreased primarily due to a reduction in certain required professional services, while the decrease in management fees reflects the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based.

                                     PART I
                               Other Information

Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received in April 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Item 2. through 5.    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:     NONE

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P

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


                         PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                         By: FIRST INSURED MORTGAGE PARTNERS, INC.
                             Managing General Partner





Date: June 9, 1997             By:     /s/ Walter V. Arnold
                                       --------------------
                                       Walter V. Arnold
                                       Vice President and
                                       Chief Financial Officer