Form 10-K405
period 1997-07-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1997-10-29
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JULY 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from _______to _____.

                         Commission File Number: 0-18076

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               04-3038480
-----------------------                                   -------------------
(State of organization)                                     (I.R.S. Employer
                                                          Identification  No.)

265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Securities  registered  pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                    ------------------------
       None                                                    None

Securities registered pursuant to Section 12(g) of the Act:
                    Units of Depositary Receipts representing
                       Units of Limited Partner Interests

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                 Form 10-K Reference
---------                                                 -------------------
The Prospectus of the registrant                          Parts II and IV
dated April 23, 1987, as supplemented

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                1997 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                               Page

Item  1       Business                                                 I-1

Item  2       Properties                                               I-3

Item  3       Legal Proceedings                                        I-3

Item  4       Submission of Matters to a Vote of Security Holders      I-4


Part  II

Item  5       Market for the Registrant's Depositary Units of Limited
                 Partnership Interest and Related Security Holder
                 Matters                                               II-1

Item  6       Selected Financial Data                                  II-1

Item  7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   II-2

Item  8       Financial Statements and Supplementary Data              II-5

Item  9       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   II-5


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

Item 12       Security Ownership of Certain Beneficial Owners
                 and Management                                        III-3

Item 13       Certain Relationships and Related Transactions           III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                           IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-13

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-4 of this Form 10-K.

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

     The Partnership originally invested in three Participating Insured Mortgage Loans, which were originated under or in connection with Federal Housing Administration ("FHA") insurance programs to finance or refinance the acquisition, construction or substantial rehabilitation of privately owned and operating multi-family residential rental projects, (the "Projects"). The Partnership purchased each of the GNMA Securities with proceeds raised through its public offering from an FHA-approved mortgagee/coinsurer and GNMA issuer/servicer. The Partnership was expected to make an investment in a fourth Participating Insured Mortgage Loan and entered into a commitment to fund a $4.5 million loan on a to-be-built project in Orlando, Florida. During fiscal 1991, the prospective borrower elected not to proceed with the Orlando development and, as a result, the commitment to purchase the related GNMA securities subsequently expired. The efforts of the General Partner to obtain a suitable investment to replace the expired commitment were not successful, in large part due to changes instituted by the Department of Housing and Urban Development which made the type of insured financing that the Partnership can invest in very difficult to obtain. As a result, the General Partner decided to return the majority of the previously committed funds to the Unitholders. A distribution of approximately $4 million was paid to the Unitholders in June of 1991. The remainder of the previously committed funds was added to the Partnership's cash reserves. As discussed further below, one of the Partnership's Insured Mortgage Loans was repaid in full during fiscal 1992, and the proceeds were distributed to the Unitholders in June of 1993.

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

      Until May 1992, the Partnership held a Participating Insured Mortgage loan with respect to an apartment complex known as the Casablanca Apartments in Boynton Beach, Florida. During fiscal 1992, the owner of the Casablanca Apartments complex defaulted on the scheduled debt service payments to the GNMA issuer. The default triggered the prepayment provisions of the Partnership's GNMA mortgage-backed security. Consequently, on May 26, 1992, GNMA prepaid the outstanding balance of the principal and accrued interest to the Partnership pursuant to the terms of the mortgage-backed security agreement. The Partnership distributed the proceeds received from the Casablanca prepayment, which aggregated $12,521,000, to the Unitholders concurrent with the regular quarterly distribution paid on June 15, 1993.

      The objectives of the Partnership are to protect and preserve the Partnership's capital, to make quarterly distributions of cash attributable to payments of principal and interest (including Contingent Interest) on Participating Insured Mortgage Loans and MBS and to provide gains through the appreciation of properties financed with Participating Insured Mortgage Loans.

      Cumulative cash distributions to the Unitholders through July 31, 1997 have totalled approximately $48,940,000, or $897 per original $1,000 investment for the Partnership's earliest investors. Such distributions include a return of capital totalling approximately $455 per $1,000 investment resulting from the expired commitment and the prepayment discussed above, along with the scheduled amortization of mortgage principal and principal prepayments from the Partnership's mortgage-backed securities. The return of capital to date includes a special distribution of $47.13 per original $1,000 investment paid on March 14, 1997 which resulted from excess Partnership reserves which had accumulated from prepayment activity on the non-participating MBS. Quarterly distributions had been paid at a rate of 8.25% per annum on Unitholders' remaining invested capital from inception through the distribution made on March 14, 1997 for the quarter ended January 31, 1997. Beginning with the distribution made on June 13, 1997 for the quarter ended April 30, 1997, the Partnership reduced the regular distribution rate to 6.5% per annum due to a decline in the rate of principal prepayments on the non-participating MBS. Unitholders' remaining capital accounts as of July 31, 1997 totalled approximately $545 per $1,000 investment. Through July 31, 1997, the Partnership had received $132,000 of Contingent Interest payments from its Participating Insured Mortgage Loans.

      As of July 31, 1997, the Partnership holds Participating Insured Mortgage Loans secured by GNMA securities as described below.

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

     Occupancy   figures  for  the   properties   securing   the   Partnership's
Participating Insured Mortgage Loans for each fiscal quarter during 1997, along with an average for the year, are presented below:

                                              Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1997
                                 10/31/96    1/31/97  4/30/97   7/31/97 Average
                                 --------    -------  -------   ---------------

Quarter Mill Apartments            98%        98%       98%       99%     98%

Emerald Cove Apartments            96%        90%       91%       94%     93%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership and REIT investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Insured Mortgage Partners, Inc. and Properties Associates 1988 ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In July 1996, approximately 15 plaintiffs filed an action entitled Barstad v. PaineWebber Inc. in Maricopa County, Arizona Superior Court against PaineWebber Incorporated and various affiliated entities concerning the Plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and sought compensatory damages of $752,000 plus punitive damages. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Barstad actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Barstad actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
     None.

                                   PART II

Item 5. Market for the Registrant's Depositary Units of Limited Partnership Interest and Related Security Holder Matters

      At July 31, 1997, there were 3,391 investors holding Depositary Receipts in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The General Partner will not redeem or repurchase Units.

      Effective with the distribution made on September 15, 1997 for the quarter ended July 31, 1997, the Partnership's Distribution Reinvestment Plan (DRP) has been terminated and all distributions to Unitholders will be in made in cash. The Partnership's DRP, which had been in effect since inception, was designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms under which the Plan operated prior to its termination are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1997.

Item 6.  Selected Financial Data

                 PaineWebber Insured Mortgage Partners 1-B, L.P.
          For the years ended July 31, 1997, 1996, 1995, 1994 and 1993
                      (In thousands, except per Unit data)

                             1997       1996       1995       1994     1993
                             ----       ----       ----       ----     ----

Revenues                  $ 2,193     $ 2,331   $ 2,410    $ 2,447    $ 3,283

Gain on sale of
  investments                   -           -         -          -    $   386

Net income                $ 1,709     $ 1,806   $ 1,898    $ 1,885    $ 3,058

Net income per Unit of
  Depositary Receipt      $  3.07     $  3.24   $  3.41    $  3.38    $  5.49

Regular quarterly cash
  distributions per Unit
  of Depositary Receipt   $  4.61     $  5.08   $  5.22    $  5.34    $  7.33

Special cash distributions
  from excess reserves and
  investment prepayment
  transactions per Unit
  of Depositary Receipt   $  4.71           -         -          -    $ 22.70

Total assets              $25,971     $29,243   $30,315    $30,888    $31,639

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The regular quarterly cash distributions shown above include a return of capital component resulting from the normal principal amortization on all debt securities and principal prepayments on the non-participating MBS.

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units of Depositary Receipt of the Partnership outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

      The Partnership offered depositary units (at $100 per Unit) representing limited partnership interests to the public from May 16, 1988 to May 1, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of approximately $55,160,000 were received by the Partnership from the offering and, after deducting selling expenses and offering costs, approximately $42,908,000 was invested in mortgage securities. Approximately $4 million of uninvested offering proceeds was returned to the Unitholders in June of 1991 after a proposed investment, for which such funds had been committed, could not be completed. The Partnership originally invested approximately $30,697,000 in three Participating Insured Mortgage Loans originated in connection with Federal Housing Administration ("FHA") insurance to finance the construction of multi-family residential rental projects. The Partnership also originally invested approximately $12,211,000 in non-participating mortgage-backed securities ("MBS") collateralized by pools of single-family or multi-family mortgage loans that are guaranteed by GNMA. In May 1992, one of the Participating Insured Mortgage Loans was prepaid at par as a result of a default by the underlying property owner. Proceeds from this prepayment were distributed to the Unitholders in June 1993 after an examination of reinvestment alternatives failed to identify any suitable replacement investments.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is slightly above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of July 31, 1997, the Partnership's two remaining Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of MBS investments to fall below face value and/or amortized cost. However, fluctuating market conditions will not result in realized gains or losses unless the Partnership's investments are prepaid or sold prior to maturity. Secondary market sales of the Partnership's investments would likely only occur as part of a formal plan of liquidation for the Partnership.

      Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Since it was deemed unlikely that there would be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded during fiscal 1997 that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed approximately $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special distribution made on March 14, 1997. The distribution of excess reserves resulted in an increase in net cash used in financing activities compared to the prior year. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline will continue in the future, the Partnership reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%, of which approximately 5.5% is expected to represent net investment income and 1% is expected to be a return of capital. If the actual prepayment levels exceed anticipated levels through the second quarter of fiscal 1998, the Partnership is expected to make a Special Distribution of these excess amounts in March 1998, and each subsequent March, if warranted by future principal prepayment levels.

     The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 93% for the year ended July 31, 1997 compared to 96% for fiscal 1996. The decline in average occupancy is mainly due to the competition from several newly developed properties which have opened in its local Charlotte, North Carolina submarket during fiscal 1997 and which have offered rental concessions in order to accelerate their leasing progress. During the second quarter of fiscal 1997, the property's leasing team initiated a program which offered rental concessions on selected unit types in order to increase occupancy levels which decreased to an average of 90% for that quarter. There continues to be a substantial amount of new competition in the northeast section of the Charlotte market where Emerald Cove is located. With over 1,000 additional apartment units completed in the property's local market area during fiscal 1997 and 246 new apartment units under construction as of the fiscal year-end, as well as an additional 627 apartment units proposed, the property's management and leasing team anticipates that occupancy levels may remain in the low-to-mid 90% range in the short term. In light of these competitive market conditions, there are no rental rate increases currently planned for Emerald Cove, and it is likely that rental concessions will remain necessary in order to maintain occupancy levels. The property had an average occupancy level of 94% for the fourth quarter of fiscal 1997. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. Although the owner of Emerald Cove has initiated discussions of prepayment on several occasions over the past three fiscal years, no viable prepayment transaction has materialized from such discussions. There are no ongoing prepayment discussions with the Emerald Cove owner at the present time.

     The Quarter Mill Apartments continued its strong operating performance during fiscal 1997, with an average occupancy level of 98%, compared to 96% for fiscal 1996. Because Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Although there has been new multi-family construction activity in the Richmond area, there is no new directly competitive development under construction or planned in the property's immediate market area. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1997, 1996 and 1995, the Partnership received approximately $49,000, $46,000 and $37,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over five years. To date, no proposals to prepay the loan have been received from the owner of Quarter Mill.

     At July 31, 1997, the Partnership had cash and cash equivalents of approximately $1,310,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
1997 Compared to 1996
---------------------

     For the year ended July 31 1997, the Partnership reported net income of $1,709,000, compared to net income of $1,806,000 for fiscal 1996. This $97,000 decrease in net income resulted from a $138,000 decline in total revenues which was partially offset by a $41,000 reduction in operating expenses. The decline in total revenues can be attributed to a $97,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS and a $44,000 decline in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. This was offset slightly by an increase in Contingent Interest. As noted above, Contingent Interest received from the Quarter Mill investment increased from $46,000 in fiscal 1996 to $49,000 in fiscal 1997. The decrease in money market interest income was mainly the result of a decline in the average outstanding balance of the Partnership's invested cash reserves subsequent to the $2.6 million special distribution of excess cash reserves made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $32,000 reduction in general and administrative expenses and a $9,000 decline in management fees. General and administrative expenses decreased due to a reduction in certain required professional services. The decrease in management fees reflects the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based. 1996 Compared to 1995

     For the year ended July 31, 1996, the Partnership reported net income of $1,806,000, which represents a decrease in net income of $92,000 when compared to fiscal 1995. This decrease was primarily due to a decrease in total revenues of $79,000. The decrease in total revenues can be attributed to the decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS which aggregated $94,000. This decrease resulted from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. Partially offsetting this decrease in total revenues was an increase in money market interest of $15,000. The increase in money market interest was mainly due to an increase in the average outstanding balance of the Partnership's cash reserves resulting from the MBS prepayment activity. The decrease in net income was also partly due to an increase in general and administrative expenses of $24,000 which resulted mainly from an increase in certain required professional services during fiscal 1996. Management fees decreased by $11,000 during fiscal 1996 due to the lower outstanding principal balances of the Partnership's debt securities on which the fees are partially based. Such decreases have occurred since the Partnership was fully invested due to scheduled principal amortization and prepayment activity in the non-participating MBS pools.

1995 Compared to 1994
---------------------

     For the year ended July 31, 1995, the Partnership reported net income of $1,898,000, which represented an increase in net income of $13,000 when compared to fiscal 1994. This increase in net income resulted from declines in general and administrative and management fee expenses. Management fees decreased by $27,000 during fiscal 1995 due to a decline in the average outstanding principal balances of the Partnership's investments, upon which such fees are partially based. General and administrative expenses declined by $22,000 in fiscal 1995 mainly due to certain non-recurring professional fees incurred in the prior year. The decline in expenses during fiscal 1995 was partially offset by a reduction in total revenues of $37,000. Interest income from the Partnership's debt securities declined by $142,000, despite the receipt of contingent interest of approximately $37,000 from the Quarter Mill investment during fiscal 1995. The decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a decline in the average outstanding principal balances of such investments due to scheduled principal amortization and prepayments on the MBS. The high level of MBS principal prepayments experienced during fiscal 1994 substantially increased the balance of the Partnership's cash reserves and contributed to an increase of $105,000 in money market interest income for fiscal 1995. The increased earnings on invested cash reserves was also partially attributable to the higher interest rates earned during fiscal 1995.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Interest Rate Risk. The Partnership's investments are structured to provide maximum safety of principal. The Partnership's principal investments in both Participating Insured Mortgage Loans and conventional mortgage-backed securities are 100% guaranteed by GNMA in the event of defaults by the underlying property owners. Obligations of GNMA are backed by the full faith and credit of the Federal government. The Partnership does face potential interest rate risk in the event that the Partnership, as expected, liquidates its investments in Participating Insured Mortgage Loans and non-participating mortgage-backed securities prior to the scheduled maturity dates of such investments. Depending on the general level of market interest rates at the time of the sale of any of the Partnership's mortgage security investments, the market value of the investments may be higher or lower than the outstanding principal balances. Nonetheless, since the Partnership is not required to be liquidated prior to the scheduled maturity dates, management can limit the exposure to market risk by attempting to time the liquidation of the Partnership's investments to coincide with a period of favorable interest rates. However, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership. The market value of the Partnership's Participating Insured Mortgage Loans is also affected by the value, if any, that is attributed to the participation features of such loans. Such value is impacted by the real estate investment and competitive risks outlined below. The Partnership is also subject to possible reinvestment risk to the extent that its principal investments are prepaid prior to the Partnership's expected liquidation period. Depending on the general level of market interest rates at the time of such a prepayment, the Partnership or an individual Unitholder might be unable to earn a comparable yield on a similar low-risk investment upon the reinvestment of such funds.

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Competition. The financial performance of the real estate investments securing the Partnership's debt securities will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing apartment properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the properties securing the Partnership's investments in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such investments at the time of their final dispositions. Demand by buyers of investments secured by multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The  Partnership  completed  its eighth full year of  operations in fiscal
1997. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

      (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the General Partner are as follows:
                                                                    Date elected
  Name                    Office                               Age  to Office
  ----                    ------                               ---  ---------

Bruce J. Rubin           President, Chief Executive Officer
                           and Director                        38     8/22/96
Terrence E. Fancher      Director                              44     9/10/96
Walter V. Arnold         Senior Vice President and Chief
                           Financial Officer                   50     2/23/87*
David F. Brooks          First Vice President and Assistant
                           Treasurer                           55     2/23/87*
Timothy J. Medlock       Vice President and Treasurer          36     2/25/92
Thomas W. Boland         Vice President and Controller         35     7/31/97
Dorothy F. Haughey       Secretary                             71     2/23/87*

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

    Bruce J. Rubin is President, Chief Executive Officer and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

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

     Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended July 31, 1997 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partner is entitled to receive a share of the Partnership's cash distributions and a share of profits and losses. These items are described under Item 13.

      The Partnership paid cash distributions to the Unitholders on a quarterly basis at a rate of 8.25% per annum on remaining invested capital from November 15, 1988 to March 14, 1997. Effective for the distribution payment made on June 13, 1997 for the quarter ended April 30, 1997, the distribution rate was lowered to 6.5% per annum on remaining invested capital. However, the Partnership's Units of Depositary Receipts are not actively traded on any organized exchange, and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $175,000 were earned by the General Partner and its affiliates for the year ended July 31, 1997. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $38,000 for the year ended July 31, 1997.

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

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended July 31, 1997 is $95,000, representing reimbursements to this affiliate of the General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended July 31, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1997.


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

                  PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                    By: First Insured Mortgage Partners, Inc.
                        Managing General Partner


                              By:/s/Bruce J. Rubin
                                 -----------------------
                                 Bruce J. Rubin
                                 President and
                                 Chief Executive Officer


                              By:/s/Walter V. Arnold
                                 -----------------------
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer


                              By:/s/ Thomas W. Boland
                                 -----------------------
                                 Thomas W. Boland
                                 Vice President and Controller

Dated:  October 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By /s/ Bruce J. Rubin                    Date: October 27, 1997
   -----------------------                     ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher               Date: October 27, 1997
   -----------------------                     ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              INDEX TO EXHIBITS



                                                      Page  Number   in   the
Exhibit No.         Description of Document           Report or Other Reference
---------------     -------------------------------   -------------------------

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

(13)                Annual Reports to Unitholders     No Annual  Report for the
                                                      year ended July 31,  1997
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

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



                                                                    Reference

PaineWebber Insured Mortgage Partners 1-B, L.P.:

  Report of independent auditors                                        F-2

  Balance sheets as of July 31, 1997 and 1996                           F-3

  Statements of income for the years ended July 31, 1997, 1996
      and 1995                                                          F-4

  Statements  of changes in partners'  capital  (deficit)  for the
      years ended July 31, 1997, 1996 and 1995                          F-5

  Statements of cash flows for the years ended July 31, 1997, 1996
      and 1995                                                          F-6

  Notes to financial statements                                         F-7

  Schedule IV - Investments in Mortgage Loans on Real Estate            F-13


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Insured Mortgage Partners 1-B, L.P.:

    We have  audited the  accompanying  balance  sheets of  PaineWebber  Insured
Mortgage Partners 1-B, L.P. as of July 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Insured Mortgage Partners 1-B, L.P. at July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                /s/ ERNST & YOUNG LLP
                                    -----------------
                                    ERNST & YOUNG LLP

Boston, Massachusetts
October 22, 1997

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                BALANCE SHEETS
                            July 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                        1997             1996
                                                        ----             ----
Investments in Debt Securities:
   Mortgage-Backed Securities available for sale      $  5,379       $  6,280
   Participating Insured Mortgage Loans available
     for sale                                           18,586         18,539
                                                      --------       --------
                                                        23,965         24,819

Cash and cash equivalents                                1,310          3,637
Interest and other receivables                             165            172
Deferred expenses, net of accumulated
  amortization of $619 ($535 in 1996)                      531            615
                                                      --------       --------
                                                      $ 25,971       $ 29,243
                                                      ========       ========

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                         $     29       $     30
Accounts payable and accrued expenses                       39             51
                                                      --------       --------
      Total liabilities                                     68             81

Partners' capital:
   General Partner:
     Capital contributions                                   1              1
     Cumulative net income                                 238            221
     Cumulative cash distributions                        (241)          (221)

   Corporate  Limited Partner and Unitholder
       Interests ($100 per Unit,  551,604
       Units issued):
     Capital contributions, net of offering costs       50,779         50,779
     Cumulative net income                              23,158         21,466
     Net unrealized holding gain on debt securities        908            715
     Cumulative cash distributions                     (48,940)       (43,799)
                                                      --------       --------
      Total partners' capital                           25,903         29,162
                                                      --------       --------
                                                      $ 25,971       $ 29,243
                                                      ========       ========











                           See accompanying notes.

                PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                             STATEMENTS OF INCOME
               For the years ended July 31, 1997, 1996 and 1995
                     (In thousands, except per Unit data)


                                               1997        1996       1995
                                               ----        ----       ----
Revenues:
   Interest income - Debt Securities        $ 2,045    $  2,139    $  2,233
   Interest income - Money Market               148         192         177
                                            -------    --------    --------
                                              2,193       2,331       2,410

Expenses:
   General and administrative                   187         219         195
   Management fees                              213         222         233
   Amortization expense                          84          84          84
                                            -------    --------    --------
                                                484         525         512
                                            -------    --------    --------

Net income                                  $ 1,709    $  1,806    $  1,898
                                            =======    ========    ========


Net income per Unit of Depositary
  Receipt                                   $  3.07     $  3.24     $  3.41
                                            =======     =======     =======

Cash distributions per Unit of Depositary
  Receipt                                   $  9.32     $  5.08     $  5.22
                                            =======     =======     =======



The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding during each year.






















                           See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended July 31, 1997, 1996 and 1995
                                 (In thousands)


                                                      Corporate
                                                      Limited
                                             General  Partner and
                                             Partner  Unitholders    Total
                                             -------  -----------    -----

Balance at July 31, 1994                     $   1    $ 30,818      $ 30,819

Net unrealized holding gain on debt
  securities                                     -         424           424

Net income                                      19       1,879         1,898

Cash distributions                             (19)     (2,877)       (2,896)
                                             -----    --------      --------

Balance at July 31, 1995                         1      30,244        30,245

Net unrealized holding loss on debt
  securities                                     -         (68)          (68)

Net income                                      19       1,787         1,806

Cash distributions                             (19)     (2,802)       (2,821)
                                             -----    --------      --------
Balance at July 31, 1996                         1      29,161        29,162

Net unrealized holding gain on debt
  securities                                     -         193           193

Net income                                      17       1,692         1,709

Cash distributions                             (20)     (5,141)       (5,161)
                                             -----    --------      --------

Balance at July 31, 1997                     $  (2)   $ 25,905     $  25,903
                                             =====    ========     =========















                           See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
                For the years ended July 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1997         1996      1995
                                                 ----         ----      ----
Cash flows from operating activities:
  Net income                                   $ 1,709     $ 1,806    $ 1,898
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization expense                           84          84         84
     Amortization of discount/premium on
         mortgage securities                        17          17         17
     Changes in assets and liabilities:
      Interest and other receivables                 7          10          7
      Accounts payable - affiliates                 (1)         (4)        (2)
      Accounts payable and accrued expenses        (12)         15          3
                                               -------     -------    -------
         Total adjustments                          95         122        109
                                               -------     -------    -------
         Net cash provided by
           operating activities                  1,804       1,928      2,007

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
     Securities                                    953       1,185      1,049
  Principal collections on Participating
     Insured Mortgage Loans                         77          71         64
                                               -------     -------    -------
         Net cash provided by investing
           activities                            1,030       1,256      1,113
                                               -------     -------    -------

Cash flows from financing activities:
  Distributions to Unitholders and partners     (5,161)     (2,821)    (2,896)
                                               -------     -------    -------
         Net cash used in financing activities  (5,161)     (2,821)    (2,896)
                                               -------     -------    -------

Net (decrease) increase in cash and cash
  equivalents                                   (2,327)        363        224

Cash and cash equivalents, beginning of year     3,637       3,274      3,050
                                               -------     -------    -------

Cash and cash equivalents, end of year         $ 1,310     $ 3,637    $ 3,274
                                               =======     =======    =======














                           See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                        Notes to Financial Statements


1.    Organization and Nature of Operations
      -------------------------------------

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

      The Partnership originally invested in three Participating Insured Mortgage Loans, which were originated under or in connection with Federal Housing Administration ("FHA") insurance programs to finance or refinance the acquisition, construction or substantial rehabilitation of privately owned and operating multi-family residential rental projects, (the "Projects"). The Partnership purchased each of the GNMA Securities with proceeds raised through its public offering from an FHA-approved mortgagee/coinsurer and GNMA issuer/servicer. The Partnership was expected to make an investment in a fourth Participating Insured Mortgage Loan and entered into a commitment to fund a $4.5 million loan on a to-be-built project in Orlando, Florida. During fiscal 1991, the prospective borrower elected not to proceed with the Orlando development and, as a result, the commitment to purchase the related GNMA securities subsequently expired. The efforts of the General Partner to obtain a suitable investment to replace the expired commitment were not successful, in large part due to changes instituted by the Department of Housing and Urban Development which made the type of insured financing that the Partnership can invest in very difficult to obtain. As a result, the General Partner decided to return the majority of the previously committed funds to the Unitholders. A distribution of approximately $4 million was paid to the Unitholders in June of 1991. The remainder of the previously committed funds was added to the Partnership's cash reserves. Until May 1992, the Partnership held a Participating Insured Mortgage loan with respect to an apartment complex known as the Casablanca Apartments in Boynton Beach, Florida. During fiscal 1992, the owner of the Casablanca Apartments complex defaulted on the scheduled debt service payments to the GNMA issuer. The default triggered the prepayment provisions of the Partnership's GNMA mortgage-backed security. Consequently, on May 26, 1992, GNMA prepaid the outstanding balance of the principal and accrued interest to the Partnership pursuant to the terms of the mortgage-backed security agreement. The Partnership distributed the proceeds received from the Casablanca prepayment, which aggregated $12,521,000, to the Unitholders concurrent with the regular quarterly distribution paid on June 15, 1993.

2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of July 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended July 31, 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the provisions of SFAS No. 115, investments in debt and equity securities are classified as either trading securities, held-to-maturity, or available for sale based on management's intentions as to their ultimate disposition. The Partnership's debt securities have been classified as available for sale as of July 31, 1997 and 1996 and are stated at fair value on the accompanying balance sheets at those dates. In accordance with SFAS No. 115, the net unrealized holding gain or loss as of the date that the statement was first applied was recorded as an adjustment of the balance of a separate component of equity. Future unrealized holding gains or losses on securities classified as available for sale are reported as a net amount in the separate component of equity until realized. Information regarding the fair value of the Partnership's debt securities is disclosed in Notes 4 and
5. The related discounts or premiums for these GNMA securities are being amortized using the straight-line method, which approximates the effective interest method, over a period of 15 years.

      In addition to the debt securities which are carried at fair value on the Partnership's balance sheets, the cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates fair value as of July 31, 1997 and 1996 due to the short-term maturities of these instruments.

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

3.    The Partnership Agreement and Related Party Transactions
      --------------------------------------------------------

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

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $175,000, $184,000 and $193,000 were earned by the General Partner and its affiliates for the years ended July 31, 1997, 1996 and 1995, respectively. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $38,000, $38,000 and $40,000 for the years ended July 31, 1997, 1996 and 1995, respectively. Accounts payable - affiliates at July 31, 1997 and 1996 consists of $29,000 and $30,000, respectively, of management fees payable to the General Partner and its affiliates.

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

      Included in general and administrative expenses for the years ended July 31, 1997, 1996 and 1995 is $95,000, $88,000 and $100,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000, $18,000 and $14,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.    Mortgage-Backed Securities
      --------------------------

      At July 31, 1997 and 1996 the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):
                              July 31, 1997                   July 31, 1996
                    -------------------------------  --------------------------
                     Estimated                        Estimated
                     Market      Face     Amortized   Market   Face    Amortized
     Description     Value       Value    Cost        Value    Value   Cost
     ------------    ------      -----    ----        -----    -----   ----
    9.5% GNMA Pool  $ 1,799    $ 1,664   $ 1,652     $ 2,228 $ 2,071   $ 2,055

    9.0% GNMA Pool      268        260       270         362     347       358

    8.0% GNMA Pool    3,016      2,907     3,037       3,363   3,326     3,468

    7.5% GNMA Pool      296        290       287         327     330       328
                    -------    -------   -------     ------- -------   -------
                    $ 5,379    $ 5,121   $ 5,246     $ 6,280 $ 6,074   $ 6,209
                    =======    =======   =======     ======= =======   =======

      As discussed further in Note 2, the Partnership's investments in MBS are carried at fair value as of July 31, 1997 and 1996. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

5.    Investments in Participating Insured Mortgage Loans
      ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at July 31, 1997 and 1996 are comprised of the following (in thousands):

                                        July 31, 1997         July 31, 1996
                                    --------------------   -------------------
    GNMA                            Estimated              Estimated
    Certificate           Interest  Market     Amortized   Market    Amortized
    Number    Property    Rate      Value       Cost       Value      Cost
    ------    --------    ----      -----       ----       -----      ----

    279985  Quarter Mill  8.50%    $  7,417    $  7,166    $  7,441  $  7,198
    279119  Emerald Cove  8.75%      11,169      10,645      11,098    10,697
                                   --------    --------    --------  --------
                                   $ 18,586    $ 17,811    $ 18,539  $ 17,895
                                   ========    ========    ========  ========

      As discussed further in Note 2, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of July 31, 1997 and 1996. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,533 are due through maturity, on October 15, 2031. Scheduled principal repayments of $150,236 have been received through July 31, 1997.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. The premium is being amortized on the straight-line method, which approximates the effective interest method, over 15 years. Monthly payments of principal and interest totalling approximately $81,114 are due through maturity, on August 15, 2031. Scheduled principal repayments of $196,367 have been received through July 31, 1997.

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

      The Contingent Component of the Participating Insured Mortgage Loans provides for the payment of Contingent Interest equal to 25% of the Net Project Cash Flow, if any, (30% for the Virginia Project) and 25% of the Net Project Residuals, if any, derived from the applicable Project; provided, however, that to the extent the applicable Project fails to generate certain minimum amounts of Net Project Cash Flow, the share of Net Project Residuals to which the Partnership is entitled may be increased to up to 50%. In addition to the deduction for the outstanding principal balance of the first mortgage relating to each Participating Insured Mortgage Loan, Net Project Residuals shall also be reduced by certain FHA-approved development costs and by certain amounts advanced by the applicable project owner from its own funds to fund operating deficits or provide working capital for the applicable Project. The obligation of a project owner to pay Contingent Interest will be evidenced by a Subordinated Promissory Note of such project owner which will in turn be secured by a second mortgage on the applicable Project. The obligations of each project owner to pay Contingent Interest is or will be secured by a lien on all of the interests in such project owner. Neither FHA Insurance nor any GNMA Security will provide for the payment of Contingent Interest with respect to any Participating Insured Mortgage Loan. No Contingent Interest has been earned with respect to the Emerald Cove Participating Insured Mortgage Loan to date. During fiscal 1997, 1996 and 1995, the Partnership received approximately $49,000, $46,000 and $37,000, respectively, representing its 30% share of the surplus cash generated by the Quarter Mill property. Such amounts are included in interest income on the accompanying 1997, 1996 and 1995 statements of income. No amounts of Contingent Interest were received prior to fiscal 1995.

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

6.    Subsequent Event
      ----------------

      On September 15, 1997, the Partnership distributed $488,000 to the Unitholders, $4,000 to the General Partner and $9,000 to PWPI as an asset management fee for the quarter ended July 31, 1997.



Schedule IV - Investments in Mortgage Loans on Real Estate

                                        PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                                         July 31, 1997
                                                        (In thousands)
                                                                                                 Carrying      Amount  of loans
                       Coupon         Final maturity         Periodic            Face amount     amount of     subject to delinquent
Description            Interest rate  date                   payment terms       of mortgages    mortgages     principal or interest
-----------            -------------  --------------         -------------       ------------    ---------     ---------------------

GNMA Single Loan Pool:

Quarter Mill Apts.     8.50%          10/15/2031             Interest and        $  7,166        $  7,417        N/A
Apartment Complex                                            principal payable
Richmond, VA                                                 monthly ($53,533)
Pool #279985                                                 through maturity.


Emerald Cove Apts.     8.75%          8/15/2031              Interest and          10,587          11,169        N/A
Apartment Complex                                            principal payable
Charlotte, NC                                                monthly ($81,114)
Pool #279119                                                 through maturity.
                                                                                 --------        --------
TOTALS                                                                           $ 17,753        $ 18,586
                                                                                 ========        ========


                                                  1997              1996            1995
                                                  ----              ----            ----

   Balance at beginning of year                 $18,539           $18,639           $18,374
     Collections of principal                       (77)              (71)              (64)
     Amortization of premium                         (7)               (7)               (7)
     Net unrealized holding gains (losses)          131               (22)              336
                                                -------           -------           -------
   Balance at close of year                     $18,586           $18,539           $18,639
                                                =======           =======           =======