Form 10-Q
period 1997-10-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1997-12-10
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---                  SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  OCTOBER 31, 1997
                                              ----------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____.

                         Commission File Number: 0-18076

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          04-3038480
          --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification  No.)


265 Franklin Street, Boston, Massachusetts                     02110
------------------------------------------                     -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No____
                                       ---

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                 BALANCE SHEETS
                 October 31, 1997 and July 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     October 31    July 31
                                                     ----------    -------
Investments in Debt Securities (at market value):
   Mortgage-Backed Securities available for sale     $  5,222    $  5,379
   Participating Insured Mortgage Loans
     available for sale                                18,561      18,586
                                                     --------    --------
                                                       23,783      23,965

Cash and cash equivalents                               1,429       1,310
Interest receivable                                       163         165
Deferred expenses, net                                    487         531
                                                     --------    --------
                                                     $ 25,862    $ 25,971
                                                     ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $     29    $     29
Accounts payable and accrued expenses                      41          39
Partners' capital                                      25,792      25,903
                                                     --------    --------
                                                     $ 25,862    $ 25,971
                                                     ========    ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended October 31, 1997 and 1996 (Unaudited)
                                 (In thousands)
                                                                  Corporate
                                                                  Limited
                                                  General         Partner and
                                                  Partner         Unitholders
                                                  -------         -----------

Balance at July 31, 1996                          $    1           $  29,161
Net unrealized holding gains
  on debt securities                                   -                 134
Cash distributions                                    (5)               (688)
Net income                                             4                 432
                                                  ------           ---------
Balance at October 31, 1996                       $    -           $  29,039
                                                  ======           =========

Balance at July 31, 1997                          $   (2)          $  25,905
Net unrealized holding gains
  on debt securities                                   -                  27
Cash distributions                                    (5)               (488)
Net income                                             4                 351
                                                  ------           ---------
Balance at October 31, 1997                       $   (3)          $  25,795
                                                  ======           =========

                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              STATEMENTS OF INCOME
        For the three months ended October 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                 1997              1996
                                                 ----              ----

Revenues:
   Interest income - Investments               $  475            $  507
   Interest income - Money Market                  19                50
                                               ------            ------
                                                  494               557

Expenses:
   Management fees                                 52                55
   General and administrative                      43                45
   Amortization expense                            44                21
                                               ------            ------
                                                  139               121
                                               ------            ------
Net income                                     $  355            $  436
                                               ======            ======

Net income per Unit
  of Depositary Receipt                        $ 0.64            $ 0.79
                                               ======            ======

Cash distributions per Unit
  of Depositary Receipt                        $ 0.89            $ 1.25
                                               ======            ======

The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.













                             See accompanying notes.

              PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
              For the three months ended October 31, 1997 and 1996
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                        1997        1996
                                                        ----        ----
Cash flows from operating activities:
  Net income                                         $    355    $    436
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                    44          21
   Amortization of discount/premium on debt
    securities                                             15           4
   Changes in assets and liabilities:
     Interest receivable                                    2           2
     Accounts payable and accrued expenses                  2           2
                                                     --------    --------
      Total adjustments                                    63          29
                                                     --------    --------
      Net cash provided by operating activities           418         465
                                                     --------    --------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities     174         258
  Principal collections on Participating Insured
    Mortgage Loans                                         20          18
                                                     --------    --------
      Net cash provided by investing activities           194         276
                                                     --------    --------

Cash flows from financing activities:
  Distributions to Unitholders and partners              (493)       (693)
                                                     --------    --------

Net increase in cash and cash equivalents                 119          48

Cash and cash equivalents, beginning of period          1,310       3,637
                                                     --------    --------

Cash and cash equivalents, end of period             $  1,429    $  3,685
                                                     ========    ========




                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended July 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of October 31, 1997 and July 31, 1997 and revenues and expenses for each of the three-month period ended October 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities
    --------------------------

     At October 31, 1997 and 1996 the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                       October 31, 1997                      July 31, 1997
                             --------------------------------    ------------------------------------
                             Estimated                            Estimated
                             Market      Face      Amortized      Market        Face      Amortized
     Description             Value       Value      Cost          Value         Value      Cost
     -----------             -----       -----      ----          -----         -----      ----

    9.5% GNMA Pool           $ 1,739     $ 1,602    $ 1,591       $ 1,799      $ 1,664    $ 1,652

    9.0% GNMA Pool               232         225        234           268          260        270

    8.0% GNMA Pool             2,961       2,837      2,956         3,016        2,907      3,037

    7.5% GNMA Pool               290         283        281           296          290        287
                             -------     -------    -------       -------      -------    -------
                             $ 5,222     $ 4,947    $ 5,062       $ 5,379      $ 5,121    $ 5,246
                             =======     =======    =======       =======      =======    =======


     The Partnership's investments in MBS are carried at fair value as of October 31, 1997 and July 31, 1997. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans
    ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at October 31, 1997 and July 31, 1997 are comprised of the following (in thousands):

                                                        October 31, 1997                        July 31, 1997
                                                ----------------------------          -------------------------------
    GNMA                                          Estimated                             Estimated
    Certificate                    Interest       Market         Amortized              Market           Amortized
    Number          Property       Rate           Value            Cost                 Value              Cost
    ------          --------       ----           -----            ----                 -----              ----

    279985        Quarter Mill     8.50%          $  7,409       $  7,158               $  7,417          $  7,166
    279119        Emerald Cove     8.75%            11,152         10,628                 11,169            10,645
                                                  --------       --------               --------          --------
                                                  $ 18,561       $ 17,786               $ 18,586          $ 17,811
                                                  ========       ========               ========          ========

     The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of October 31, 1997 and July 31, 1997. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on the reported financial results of the underlying properties and a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,533 are due through maturity, on October 15, 2031. Scheduled principal repayments of $158,633 have been received through October 31, 1997.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the remaining expected holding period of the investment. Monthly payments of principal and interest totalling approximately $81,114 are due through maturity, on August 15, 2031. Scheduled principal repayments of $208,223 have been received through July 31, 1997.

4.  Related Party Transactions
    --------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $52,000 and $55,000 for the three months ended October 31, 1997 and 1996, respectively. Of these amounts, $9,000 and $10,000, respectively, represent additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income. Accounts payable - affiliates at both October 31, 1997 and July 31, 1997 consists of management fees of $29,000 payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the three months ended October 31, 1997 and 1996 is $23,000 and $24,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three-month periods ended October 31, 1997 and 1996 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended July 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans within the next two to three years. While the Partnership cannot require either of the owners to prepay their loans, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed securities pools. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is slightly above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of October 31, 1997, the Partnership's two remaining Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Since it was deemed unlikely that there would be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded during fiscal 1997 that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special distribution made on March 14, 1997. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%, of which approximately 5.5% is expected to represent net investment income and 1% is expected to be a return of capital. If the actual prepayment levels exceed anticipated levels through the second quarter of fiscal 1998, the Partnership is expected to make a Special Distribution of these excess amounts in March 1998, and each subsequent March, if warranted by future principal prepayment levels. Based on the actual prepayments received to date through the first quarter of fiscal 1998, the Partnership expects to make a special capital distribution of approximately $10.00 per original $1,000 investment in March 1998.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 95% for the first quarter of fiscal 1998 compared to 94% for the fourth quarter of fiscal 1997 and 96% for the same period in the prior year. As discussed further in the Annual Report, due to the increased competition during fiscal 1997 in the overall Charlotte, North Carolina market from new rental units, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy has been increasing over the past year, the property's leasing team has recently discontinued offering rental concessions on both new leases and on current leases as they are being renewed. Despite the competitive conditions, rental rates on new leases currently being signed at the property have increased by approximately 4% over the rates obtained one year ago. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. Although the owner of Emerald Cove has initiated discussions of prepayment on several occasions over the past three fiscal years, no viable prepayment transaction has materialized from such discussions. There are no ongoing prepayment discussions with the Emerald Cove owner at the present time.

      The Quarter Mill Apartments continued its strong operating performance during the first quarter of fiscal 1998, with an average occupancy level of 98%, compared to 99% for the fourth quarter of 1997 and 98% for the same period in the prior year. Because the Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Although there has been new multi-family construction activity in the Richmond area, there is no new directly competitive development under construction or planned in the property's immediate market area. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1997, 1996 and 1995, the Partnership received approximately $49,000, $46,000 and $37,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over five years. To date, no proposals to prepay the loan have been received from the owner of Quarter Mill.

      At October 31, 1997, the Partnership had cash and cash equivalents of approximately $1,429,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
Three Months Ended October 31, 1997
-----------------------------------

      The Partnership reported net income of $355,000 for the three months ended October 31, 1997, as compared to net income of $436,000 for the same period in the prior year. This decrease of $81,000 in net income resulted from a decline in total revenues of $63,000 and an increase in total expenses of $18,000. The decline in revenues can be attributed to a $32,000 decrease in interest income from investments and a $31,000 reduction in money market interest income. The decrease in interest income from investments resulted from a decline in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The decline in money market interest income resulted from a decline in the average outstanding balance of the
Partnership's invested cash reserves due to the $2.6 million special distribution of excess cash reserves made on March 14, 1997, as discussed further above. The increase in total expenses is attributable to an increase in amortization expense as a result of an acceleration in the amortization rate of the Partnership's deferred expenses. Beginning in fiscal 1998, the Partnership reduced the expected holding period of the remaining investments which resulted in higher non-cash amortization charges for the current three-month period.

                                     PART II
                               Other Information
                               -----------------


Item 1. through 5.  NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
-------

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                          By: FIRST INSURED MORTGAGE PARTNERS, INC.
                              Managing General Partner





Date: December 10, 1997       By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer