Form 10-Q
period 1998-04-30
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1998-06-15
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  APRIL 30, 1998
                                               --------------

                                       OR

        |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ______ to _________ .

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
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

              PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              BALANCE SHEETS
               April 30, 1998 and July 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                          April 30    July 31
                                                          --------    -------
Investments in Debt Securities (at market value):
   Mortgage-Backed Securities available for sale          $  4,692    $  5,379
   Participating Insured Mortgage Loans available
     for sale                                               18,420      18,586
                                                          --------    --------
                                                            23,112      23,965

Cash and cash equivalents                                    1,224       1,310
Interest receivable                                            159         165
Deferred expenses, net                                         399         531
                                                          --------    --------
                                                          $ 24,894    $ 25,971
                                                          ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                             $     28    $     29
Accounts payable and accrued expenses                           40          39
Partners' capital                                           24,826      25,903
                                                          --------    --------
                                                          $ 24,894    $ 25,971
                                                          ========    ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended April 30, 1998 and 1997 (Unaudited)
                                 (In thousands)
                                                                 Corporate
                                                                 Limited
                                                    General      Partner and
                                                    Partner      Unitholders
                                                    -------      -----------

Balance at July 31, 1996                            $     1       $ 29,161
Net unrealized holding losses on debt securities          -            (81)
Cash distributions                                      (14)        (4,652)
Net income                                               13          1,279
                                                    -------       --------
Balance at April 30, 1997                           $     -       $ 25,707
                                                    =======       ========

Balance at July 31, 1997                            $    (2)      $ 25,905
Net unrealized holding losses on debt securities          -            (77)
Cash distributions                                      (12)        (2,014)
Net income                                               10          1,016
                                                    -------       --------
Balance at April 30, 1998                           $    (4)      $ 24,830
                                                    =======       ========

                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              STATEMENTS OF INCOME
     For the three and nine months ended April 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)
                                             Three Months Ended      Nine Months Ended
                                                  April 30,              April 30,
                                             ------------------      ------------------
                                             1998        1997        1998        1997
                                             ----        ----        ----        ----

Revenues:
   Interest income - Debt Securities        $  465      $  497      $1,410       $1,506
   Interest income - Money Market               17          31          58          131
                                            ------      ------      ------       ------
                                               482         528       1,468        1,637

Expenses:
   Management fees                              50          53         152          161
   General and administrative                   46          36         158          121
   Amortization expense                         43          21         132           63
                                            ------      ------      ------       ------
                                               139         110         442          345
                                            ------      ------      ------       ------
Net income                                  $  343      $  418      $1,026       $1,292
                                            =======     =======     ======       ======

Net income per Unit of Depositary
   Receipt                                  $ 0.61      $ 0.75      $ 1.84       $ 2.32
                                            ======      ======      ======       ======

Cash distributions per Unit of
   Depositary Receipt                       $ 1.88      $ 5.94      $ 3.65       $ 8.43
                                            ======      ======      ======       ======


      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.












                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
                For the nine months ended April 30, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                        1998        1997
                                                        ----        ----
Cash flows from operating activities:
  Net income                                       $   1,026   $   1,292
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                  132          63
   Amortization of discount/premium on debt
      securities                                          46          13
   Changes in assets and liabilities:
     Interest receivable                                   6           4
     Accounts payable - affiliates                        (1)         (1)
     Accounts payable and accrued expenses                 1         (16)
                                                   ---------   ---------
      Total adjustments                                  184          63
                                                   ---------   ---------
      Net cash provided by operating activities        1,210       1,355
                                                   ---------   ---------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
     Securities                                          668         678
  Principal collections on Participating Insured
    Mortgage Loans                                        62          57
                                                   ---------   ---------
      Net cash provided by investing activities          730         735
                                                   ---------   ---------

Cash flows from financing activities:
  Distributions to Unitholders and partners           (2,026)     (4,666)
                                                   ---------   ---------

Net decrease in cash and cash equivalents                (86)     (2,576)

Cash and cash equivalents, beginning of period         1,310       3,637
                                                   ---------   ---------

Cash and cash equivalents, end of period           $   1,224   $   1,061
                                                   =========   =========




                             See accompanying notes.

              PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    ------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of April 30, 1998 and July 31, 1997 and revenues and expenses for each of the three- and nine-month periods ended April 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities
    --------------------------

      At April 30, 1998 and July 31, 1997, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):


                                April 30, 1998                 July 31, 1997
                       ----------------------------    -----------------------------
                       Estimated                       Estimated
                       Market    Face     Amortized    Market     Face      Amortized
     Description       Value     Value    Cost         Value      Value     Cost
     -----------       -----     -----    ---------    -----      -----     ---------

    9.5% GNMA Pool     $ 1,558   $ 1,440  $ 1,430     $ 1,799     $ 1,664   $ 1,652

    9.0% GNMA Pool         193       189      196         268         260       270

    8.0% GNMA Pool       2,679     2,570    2,667       3,016       2,907     3,037

    7.5% GNMA Pool         262       254      253         296         290       287
                       -------   -------  -------     -------     -------   -------
                       $ 4,692   $ 4,453  $ 4,546     $ 5,379     $ 5,121   $ 5,246
                       =======   =======  =======     =======     =======   =======

      The Partnership's investments in MBS are carried at fair value as of April 30, 1998 and July 31, 1997. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments, of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans
    ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at April 30, 1998 and July 31, 1997 are comprised of the following (in thousands):


                                               April 30, 1998           July 31, 1997
                                          ----------------------   -----------------------
    GNMA                                  Estimated                Estimated
    Certificate                 Interest  Market      Amortized    Market        Amortized
    Number      Property        Rate      Value       Cost         Value         Cost
    ------      --------        ----      -----       ---------    -----         ---------

    279985      Quarter Mill    8.50%    $  7,409     $  7,141     $  7,417      $  7,166
    279119      Emerald Cove    8.75%      11,011       10,594       11,169        10,645
                                         --------     --------     --------      --------
                                         $ 18,420     $ 17,735     $ 18,586      $ 17,811
                                         ========     ========     ========      ========

      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of April 30, 1998 and July 31, 1997. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,533 are due through maturity, on October 15, 2031. Scheduled principal repayments of $175,985 have been received through April 30, 1998.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,114 are due through maturity, on August 15, 2031. Scheduled principal repayments of $232,748 have been received through April 30, 1998.

4.  Related Party Transactions
    --------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated
$152,000 and $161,000 for the nine months ended April 30, 1998 and 1997, respectively. Of these amounts, $25,000 and $29,000, respectively, represent additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at April 30, 1998 and July 31, 1997 consists of $28,000 and $29,000, respectively, of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the nine months ended April 30, 1998 and 1997 is $70,000 and $72,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended April 30, 1998 and 1997 is $4,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans within the next 2 to 3 years. As discussed further below, the owner of the Emerald Cove Apartments has recently informed the Partnership that the property is being actively marketed for sale. The current strength of the national real estate market for the sale or refinancing of multi-family apartment properties has increased the likelihood of one or both of the Partnership's participating loans being prepaid in the near term. While the Partnership cannot require either of the owners to prepay their loans, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed securities pools. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 6% to 2% of the outstanding loan balances depending on the date of the prepayment.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of April 30, 1998, the Partnership's two remaining participating loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values which were higher than their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the participating loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Since it was deemed unlikely that there would be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded during fiscal 1997 that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special distribution made on March 14, 1997. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998, however, actual principal prepayment levels have been higher than projected. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998, concurrent with the regular quarterly distribution for the period ended January 31, 1998. Distributions are expected to continue to be made at a rate of 6.5% per annum on remaining invested capital for the balance of calendar year 1998, and the Partnership's cash reserve levels will be reviewed again in early 1999 to determine whether another special capital distribution could be made in March 1999.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 95% for the quarter ended April 30, 1998, compared to 96% for the second quarter of fiscal 1998 and 91% for the same period in the prior year. As discussed further in the Annual Report, due to the increased competition during fiscal 1997 in the overall Charlotte, North Carolina market from new rental units, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy has increased during fiscal 1998, the property's leasing team has discontinued offering rental concessions on renewal leases. The property's rental rates and occupancy levels remain comparable to those of directly competitive properties in the local market. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over a period of four years. During the quarter ended April 30, 1998 the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. Subsequent to the quarter-end, the Partnership formally responded to the owner that it would accept prepayment in accordance with the existing terms of the loan. Although the owner of Emerald Cove has initiated discussions of prepayment on several occasions over the past several years, no viable prepayment transaction has materialized from such discussions. As a result, there are no assurances that these most recent prepayment discussions will result in the successful consummation of a sale transaction.

      The Quarter Mill Apartments continued its strong operating performance during the third quarter of fiscal 1998, with an average occupancy level of 98%, unchanged from the second quarter of 1998 and the same period in the prior year. Because the Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. Average rental rates on new leases being signed are up 3.75% from one year ago. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000 and $46,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over a period of five years. To date, no formal proposals to prepay the loan have been received from the owner of Quarter Mill.

      At April 30, 1998, the Partnership had cash and cash equivalents of approximately $1,224,000. Such amounts will be utilized for distributions to the Unitholders, as discussed further above, and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

Results of Operations
Three Months Ended April 30, 1998
---------------------------------

      The Partnership reported net income of $343,000 for the three months ended April 30, 1998, as compared to net income of $418,000 for the same period in the prior year. This decline in net income for the third quarter of fiscal 1998 resulted from a decline in total revenues of $46,000 and an increase in total expenses of $29,000. The decline in revenues can be attributed to a $32,000 decrease in interest income from debt securities and a $14,000 reduction in money market interest income. The decrease in interest income from debt securities resulted partly from a decline in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. In addition, an acceleration in the amortization rate of the net purchase premiums on the Partnership's debt securities contributed to the reduction in interest income for the current three-month period. The decline in money market interest income resulted from a decline in the average outstanding balance of the Partnership's invested cash reserves due to the special distribution of excess cash reserves in the amount of $552,000 made on March 13, 1998, as discussed further above. The increase in total expenses is attributable to an increase in general and administrative expenses and an increase in amortization expense. General and administrative expenses increased largely due to the timing of certain recurring professional services as compared to the prior year. Amortization expense increased as a result of an acceleration in the amortization rate of the Partnership's deferred expenses. Beginning in fiscal 1998, the Partnership reduced the expected holding period of its remaining investments, which resulted in higher non-cash amortization charges for the current three-month period.

Nine Months Ended April 30, 1998
--------------------------------

     Net income for the nine months ended April 30, 1998 decreased by $266,000, when compared to the same period in the prior year, due to a $169,000 decline in total revenues and a $97,000 increase in operating expenses. The decrease in revenues can be attributed to a $96,000 decline in interest income from debt securities and a $73,000 reduction in money market interest income. The decline in interest income from debt securities resulted partly from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. In addition, an acceleration in the amortization rate of the net purchase premiums on the Partnership's debt securities contributed to the reduction in interest income for the current nine-month period. The decline in money market interest income for the current nine-month period is attributable to a decline in the average outstanding balance of the Partnership's invested cash reserves due to the special distributions of excess cash reserves in the amounts of $2,600,000 and $552,000 made on March 14, 1997 and March 13, 1998, respectively, as discussed further above. The increase in total expenses is attributable to an increase in amortization expense and an increase in general and administrative expenses. Amortization expense increased by $69,000 as a result of an acceleration in the amortization rate of the Partnership's deferred expenses in fiscal 1998, as discussed further above. General and administrative expenses increased by $37,000 primarily due to increases in the costs of certain required professional services for the current nine-month period.

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 -------------------------------------
                                 Managing General Partner





Date: June 9, 1998            By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer