Form 10-K405
period 1998-07-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1998-10-28
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JULY 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-18076


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                ------------------------------------------------
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
April 23, 1987, as supplemented

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-3

Item  4     Submission of Matters to a Vote of Security Holders         I-3


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  8     Financial Statements and Supplementary Data                 II-6

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-6


Part III

Item  10    Directors and Executive Officers of the Partnership         III-1

Item  11    Executive Compensation                                      III-2

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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-14

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

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

      Cumulative cash distributions to the Unitholders through July 31, 1998 have totalled approximately $51,429,000, or $942 per original $1,000 investment for the Partnership's earliest investors. Such distributions include a return of capital totalling approximately $472 per $1,000 investment resulting from the expired commitment and the prepayment discussed above, along with the scheduled amortization of mortgage principal and principal prepayments from the Partnership's mortgage-backed securities. The return of capital to date includes special distributions of $47.13 and $10.00 per original $1,000 investment paid on March 14, 1997 and March 13, 1998, respectively, which resulted from excess Partnership reserves which had accumulated from prepayment activity on the non-participating MBS. Quarterly distributions had been paid at a rate of 8.25% per annum on Unitholders' remaining invested capital from inception through the distribution made on March 14, 1997 for the quarter ended January 31, 1997. Beginning with the distribution made on June 13, 1997 for the quarter ended April 30, 1997, the Partnership reduced the regular distribution rate to 6.5% per annum due to a decline in the rate of principal prepayments on the non-participating MBS. Unitholders' remaining capital accounts as of July 31, 1998 totalled approximately $528 per $1,000 investment. Through July 31, 1998, the Partnership had received $186,000 of Contingent Interest payments from its Participating Insured Mortgage Loans.

      As of July 31, 1998, the Partnership holds Participating Insured Mortgage Loans secured by GNMA securities as described below.

GNMA
Certificate    Property Name,                       Date of      Interest       Maturity
Number         and Location (1)          Size       Acquisition  Rate           Date
------         ----------------          ----       -----------  ----           ----

 279985     Quarter Mill Apartments     266 Units   08/02/89     8.50%          10/15/31
            Richmond, VA

 279119     Emerald Cove Apartments     276 Units   10/16/89     8.75%          08/15/31
            Charlotte, NC


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

      The General Partner of the Partnership (the "General Partner") is First Insured Mortgage Partners, L.P., a Delaware limited partnership. First Insured Mortgage Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), is the Managing General Partner of the General Partner. PWI and Properties Associates 1988, L.P. ("PA1988"), a Virginia limited partnership, are the limited partners of the General Partner. The officers and directors of the Managing General Partner and certain limited partners of PA1988 are also officers and directors of PWI and PWPI. The initial limited partner of the Partnership is PaineWebber Depositary Corporation, a wholly-owned subsidiary of PaineWebber.

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

     Occupancy   figures  for  the   properties   securing   the   Partnership's
Participating Insured Mortgage Loans for each fiscal quarter during 1998, along with an average for the year, are presented below:

                                           Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1998
                                 10/31/97    1/31/98  4/30/98   7/31/98 Average
                                 --------    -------  -------   ------- -------

Quarter Mill Apartments            98%        98%       98%       98%     98%

Emerald Cove Apartments            95%        96%       95%       96%     96%

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Registrant's Depositary Units of Limited Partnership Interest and Related Security Holder Matters

      At July 31, 1998, there were 3,122 investors holding Depositary Receipts in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1998.

Item 6.  Selected Financial Data

                 PaineWebber Insured Mortgage Partners 1-B, L.P.
          For the years ended July 31, 1998, 1997, 1996, 1995 and 1994
                      (In thousands, except per Unit data)

                             1998       1997       1996       1995     1994
                             ----       ----       ----       ----     ----

Revenues                  $ 2,000     $ 2,193   $ 2,331   $  2,410    $ 2,447

Net income                $ 1,412     $ 1,709   $ 1,806   $  1,898    $ 1,885

Net income per Unit of
  Depositary Receipt      $  2.53     $  3.07   $  3.24   $   3.41    $  3.38

Regular quarterly cash
  distributions per
  Unit of Depositary
  Receipt                 $  3.51     $  4.61   $  5.08   $   5.22    $  5.34

Special cash distributions
  from excess reserves and
  investment prepayment
  transactions per Unit
  of Depositary Receipt   $  1.00     $  4.71        -           -          -

Total assets              $24,837     $25,971   $29,243    $30,315    $30,888

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

     The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans within the next one to two years. The current strength of the national real estate market and the favorable interest rate environment for the sale or refinancing of multi-family apartment properties has increased the likelihood of one or both of the Partnership's participating loans being prepaid in the near term. While the Partnership cannot require either of the owners to prepay their loans, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed security pools. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 6% to 2% of the outstanding loan balances depending on the date of the prepayment. Although no assurances can be given, it is currently contemplated that sales or prepayments of the Partnership's remaining investments could be completed within the next one to two years. The disposition of all of the Partnership's investments would be followed by a formal liquidation of the Partnership.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of July 31, 1998, the Partnership's two remaining Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, also had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

     Over the past several years, generally low market interest rates have prompted a high level of refinancing activity, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Since it was deemed unlikely that there would be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded during fiscal 1997 that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed approximately $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special distribution made on March 14, 1997. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, had been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totaling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998 concurrent with the regular quarterly distribution for the period ended January 31, 1998. Distributions are expected to continue to be made at a rate of 6.5% per annum on remaining invested capital for the balance of calendar year 1998, and the Partnership's cash reserve levels will be reviewed again in early 1999 to determine whether another special capital distribution will be made in 1999.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 96% for the year ended July 31, 1998 compared to 93% for fiscal 1997. Due to the increased competition from several newly developed properties in the local Charlotte, North Carolina submarket during fiscal 1997, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy increased during fiscal 1998, the property's leasing team discontinued offering rental concessions on both new and renewal leases. The property's rental rates and occupancy levels remain comparable to those of directly competitive properties in the local market. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, subsequent to the July 31, 1998 fiscal year end, the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past four years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during fiscal 1998, with an average occupancy level of 98%, unchanged from fiscal 1997. Because Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. As of July 31, 1998, average rental rates on new leases being signed were up 3.75% from one year earlier. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000 and $46,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over five years. During fiscal 1998, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no proposals to prepay the loan have been received from the owner of Quarter Mill.

      At July 31, 1998, the Partnership had cash and cash equivalents of approximately $1,702,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

      As noted above, the Partnership expects to be liquidated within the next one to two years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      For the year ended July 31 1998, the Partnership reported net income of $1,412,000, compared to net income of $1,709,000 for fiscal 1997. This $297,000 decrease in net income resulted from a $193,000 decline in total revenues and a $104,000 increase in operating expenses. The decline in total revenues can be attributed to a $126,000 decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS and a $67,000 reduction in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted mainly from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. In addition, the amortization of the net premium on the Partnership's mortgage securities increased by $43,000 in fiscal 1998 as a result of an acceleration in the amortization rate due to a reassessment of the expected remaining holding period of the investments. These unfavorable changes in interest income were offset slightly by an increase in Contingent Interest. Contingent Interest received from the Quarter Mill investment increased from $49,000 in fiscal 1997 to $54,000 in fiscal 1998. The decrease in money market interest income was mainly the result of a decrease in the average outstanding balance of the Partnership's invested cash reserves subsequent to the special distributions of excess cash reserves made on March 14, 1997 and March 13, 1998, as discussed further above. The increase in operating expenses is attributable to a $23,000 increase in general and administrative expenses and a $93,000 increase in amortization expense. General and administrative expenses were higher primarily due to increases in the costs of certain required professional services for the year ended July 31, 1998. Amortization expense increased by $93,000 as a result of an acceleration in the amortization rate of the Partnership's deferred expenses. Beginning in fiscal 1998, as noted above, the Partnership reduced the expected holding period of its remaining investments, which resulted in higher non-cash amortization charges for the year ended July 31, 1998.


1997 Compared to 1996
---------------------

      For the year ended July 31 1997, the Partnership reported net income of $1,709,000, compared to net income of $1,806,000 for fiscal 1996. This $97,000 decrease in net income resulted from a $138,000 decline in total revenues which was partially offset by a $41,000 reduction in operating expenses. The decline in total revenues was attributable to a $97,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS and a $44,000 decline in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. This was offset slightly by an increase in Contingent Interest. Contingent Interest received from the Quarter Mill investment increased from $46,000 in fiscal 1996 to $49,000 in fiscal 1997. The decrease in money market interest income was mainly the result of a decline in the average outstanding balance of the Partnership's invested cash reserves subsequent to the $2.6 million special distribution of excess cash reserves made on March 14, 1997, as discussed further above. The decrease in operating expenses resulted from a $32,000 reduction in general and administrative expenses and a $9,000 decline in management fees. General and administrative expenses decreased due to a reduction in certain required professional services. The decrease in management fees reflected the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based.

1996 Compared to 1995
---------------------

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

      Competition. The financial performance of the real estate investments securing the Partnership's debt securities will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the properties securing the Partnership's investments in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such investments at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates. Demand by buyers of mortgage-backed securities is largely a function of the current interest rate environment, although general real estate market factors are considered as well.

Inflation
---------

      The  Partnership  completed  its ninth full year of  operations  in fiscal
1998. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

      (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the General Partner are as follows:
                                                                     Date
                                                                     elected
  Name                    Office                               Age   to Office
  ----                    ------                               ---   ---------

Bruce J. Rubin           President, Chief Executive
                           Officer and Director                39     8/22/96
Terrence E. Fancher      Director                              45     9/10/96
Walter V. Arnold         Senior Vice President and Chief
                           Financial Officer                   51     2/23/87*
David F. Brooks          First Vice President and Assistant
                           Treasurer                           56     2/23/87*
Timothy J. Medlock       Vice President and Treasurer          37     2/25/92
Thomas W. Boland         Vice President and Controller         36     7/31/97
Dorothy F. Haughey       Secretary                             72     2/23/87*

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

    (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI. The business experience of each of the directors and officers of the Managing General Partner is as follows:

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of PWPI which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended July 31, 1998 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Depositary Units which represent units of assigned limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner of the General Partner, First Insured Mortgage Partners, Inc., is owned by PaineWebber. PA1988 is a Virginia limited partnership, certain limited partners of which are also officers of PWPI. PaineWebber Depositary Corporation (the "Corporate Limited Partner"), a Delaware corporation and an affiliate of the General Partner, is the Initial Limited Partner. No Unitholder is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

      The General Partner of the Partnership is First Insured Mortgage Partners, L.P. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Managing General Partner of the General Partner is First Insured Mortgage Partners, Inc., (the "Managing General Partner") a wholly-owned subsidiary of PaineWebber. The officers and directors of the Managing General Partner are also officers and/or directors of PaineWebber Properties Incorporated ("PWPI"). Properties Associates 1988, L.P. ("PA1988") and PaineWebber Incorporated ("PWI") are the limited partners of the General Partner. PA1988 is a Virginia limited partnership in which certain officers of PWPI are the individual limited partners. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI, which is a wholly-owned subsidiary of PWI. The General Partner and other PaineWebber affiliates will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $168,000 were earned by the General Partner and its affiliates for the year ended July 31, 1998. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $33,000 for the year ended July 31, 1998.

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

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended July 31, 1998 is $94,000, representing reimbursements to this affiliate of the General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended July 31, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1998.


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

                  PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                    By: First Insured Mortgage Partners, Inc.
                        -------------------------------------
                           Managing General Partner


                              By: /s/Bruce J. Rubin
                                  ------------------
                                  Bruce J. Rubin
                                  President and
                                  Chief Executive Officer


                              By: /s/  Walter V. Arnold
                                  ---------------------
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                  --------------------
                                  Thomas W. Boland
                                  Vice President and Controller

Dated:  October 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By /s/ Bruce J. Rubin                    Date:  October 20, 1998
   -----------------------                      ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher               Date:  October 20, 1998
   -----------------------                      ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              INDEX TO EXHIBITS



                                                         Page Number in the
                                                         Report or Other
Exhibit No.         Description of Document              Reference
-----------          -----------------------------       -----------------------

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

(13)                Annual Reports to Unitholders        No   Annual  Report for
                                                         the year ended July 31,
                                                         1998 has been  sent  to
                                                         the Unitholders.   An
                                                         Annual Report  will  be
                                                         sent to the Unitholders
                                                         subsequent   to    this
                                                         filing.

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

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



                                                                    Reference
                                                                    ---------

PaineWebber Insured Mortgage Partners 1-B, L.P.:

  Report of independent auditors                                        F-2

  Balance sheets as of July 31, 1998 and 1997                           F-3

  Statements of income and  comprehensive  income for the years
     ended July 31, 1998, 1997 and 1996                                 F-4

  Statements  of changes in partners'  capital  (deficit)  for the
     years ended July 31, 1998, 1997 and 1996                           F-5

  Statements of cash flows for the years ended July 31, 1998,
     1997 and 1996                                                      F-6

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

                        REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Insured Mortgage Partners 1-B, L.P.:

      We have audited the accompanying balance sheets of PaineWebber Insured Mortgage Partners 1-B, L.P. as of July 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Insured Mortgage Partners 1-B, L.P. at July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                /s/ Ernst & Young LLP
                                ---------------------
                                ERNST & YOUNG LLP

Boston, Massachusetts
October 2, 1998

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                BALANCE SHEETS
                            July 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                         1998          1997
                                                         ----          ----
Investments in Debt Securities:
   Mortgage-Backed Securities available for sale $ 4,178 $ 5,379 Participating Insured Mortgage Loans available
      for sale                                          18,447         18,586
                                                     ---------      ---------
                                                        22,625         23,965

Cash and cash equivalents                                1,702          1,310
Interest and other receivables                             156            165
Deferred expenses, net of accumulated
  amortization of $796 ($619 in 1997)                      354            531
                                                     ---------      ---------
                                                     $  24,837      $  25,971
                                                     =========      =========

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                        $      27      $      29
Accounts payable and accrued expenses                       50             39
                                                     ---------      ---------
      Total liabilities                                     77             68

Partners' capital:
   General Partner:
     Capital contributions                                   1              1
     Cumulative net income                                 252            238
     Cumulative cash distributions                        (257)          (241)

   Corporate  Limited Partner and Unitholder
       Interests ($100 per Unit,
       551,604 Units issued):
     Capital contributions, net of offering costs       50,779         50,779
     Cumulative net income                              24,556         23,158
     Accumulated unrealized holding gains on debt
       securities                                          858            908
     Cumulative cash distributions                     (51,429)       (48,940)
                                                     ---------      ---------
      Total partners' capital                           24,760         25,903
                                                     ---------      ---------
                                                     $  24,837      $  25,971
                                                     =========      =========











                           See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                For the years ended July 31, 1998, 1997 and 1996
                      (In thousands, except per Unit data)


                                               1998        1997       1996
                                               ----        ----       ----
Revenues:
   Interest income - Debt Securities        $ 1,919     $ 2,045     $ 2,139
   Interest income - Money Market                81         148         192
                                            -------     -------     -------
                                              2,000       2,193       2,331

Expenses:
   General and administrative                   210         187         219
   Management fees                              201         213         222
   Amortization expense                         177          84          84
                                            -------     -------     -------
                                                588         484         525
                                            -------     -------     -------

Net income                                  $ 1,412     $ 1,709     $ 1,806

Other comprehensive income:
   Unrealized holding gains
     (losses) on debt securities                (50)        193         (68)
                                            -------     -------     -------
Comprehensive income                        $ 1,362     $ 1,902     $ 1,738
                                            =======     =======     =======


Net income per Unit of Depositary
  Receipt                                   $  2.53     $  3.07     $  3.24
                                            =======     =======     =======

Cash distributions per Unit of Depositary
  Receipt                                   $  4.51     $  9.32     $  5.08
                                            =======     =======     =======

   The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding during each year.


















                           See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended July 31, 1998, 1997 and 1996
                                 (In thousands)


                                                       Corporate
                                                       Limited
                                           General     Partner and
                                           Partner     Unitholders    Total
                                           -------     -----------    -----

Balance at July 31, 1995                    $    1       $30,244    $ 30,245

Comprehensive income:
   Net income                                   19         1,787       1,806

   Net unrealized holding losses on
      debt securities                            -           (68)        (68)
                                            ------       -------    --------
                                                19         1,719       1,738

Cash distributions                             (19)       (2,802)     (2,821)
                                            ------       -------    --------

Balance at July 31, 1996                         1        29,161      29,162

Comprehensive income:
   Net income                                   17         1,692       1,709

   Net unrealized holding gains on
     debt securities                             -           193         193
                                            ------       -------    --------
                                                17         1,885       1,902

Cash distributions                             (20)       (5,141)     (5,161)
                                            ------       -------    --------

Balance at July 31, 1997                        (2)       25,905      25,903

Comprehensive income:
   Net income                                   14         1,398       1,412

   Net unrealized holding losses on
     debt securities                             -           (50)        (50)
                                            ------       -------    --------
                                                14         1,348       1,362

Cash distributions                             (16)       (2,489)     (2,505)
                                            ------       -------    --------
Balance at July 31, 1998                    $   (4)      $24,764    $ 24,760
                                            ======       =======    ========










                           See accompanying notes.

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                           STATEMENTS OF CASH FLOWS
               For the years ended July 31, 1998. 1997 and 1996
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                 1998         1997      1996
                                                 ----         ----      ----
Cash flows from operating activities:
  Net income                                 $   1,412   $   1,709  $   1,806
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization expense                          177          84         84
     Amortization of discount/premium on
         mortgage securities                        60          17         17
     Changes in assets and liabilities:
      Interest and other receivables                 9           7         10
      Accounts payable - affiliates                 (2)         (1)        (4)
      Accounts payable and accrued expenses         11         (12)        15
                                             ---------   ---------  ---------
         Total adjustments                         255          95        122
                                             ---------   ---------  ---------
             Net cash provided by operating
                activities                       1,667       1,804      1,928
                                             ---------   ---------  ---------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
     Securities                                  1,146         953      1,185
  Principal collections on Participating
     Insured Mortgage Loans                         84          77         71
                                             ---------   ---------  ---------
         Net cash provided by investing
           activities                            1,230       1,030      1,256
                                             ---------   ---------  ---------

Cash flows from financing activities:
  Distributions to Unitholders and partners     (2,505)     (5,161)    (2,821)
                                             ---------   ---------  ---------
         Net cash used in financing
           activities                           (2,505)     (5,161)    (2,821)
                                             ---------   ---------  ---------

Net increase (decrease) in cash and
   cash equivalents                                392      (2,327)       363

Cash and cash equivalents, beginning of year     1,310       3,637      3,274
                                             ---------   ---------  ---------

Cash and cash equivalents, end of year       $   1,702   $   1,310  $   3,637
                                             =========   =========  =========















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

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is now evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and Quarter Mill Apartments were to prepay their participating loans within the next one to two years. While the Partnership cannot require either of the owners to prepay their loans, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage backed securities pools. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property, as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. Although no assurances can be given, it is currently contemplated that sales or prepayments of the Partnership's remaining investments could be completed within the next one to two years. The disposition of all of the Partnership's investments would be followed by a formal liquidation of the Partnership.

2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of July 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended July 31, 1998. Actual results could differ from the estimates and assumptions used.

     The Partnership accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the provisions of SFAS No. 115, investments in debt and equity securities are classified as either trading securities, held-to-maturity, or available for sale based on management's intentions as to their ultimate disposition. The Partnership's debt securities have been classified as available for sale as of July 31, 1998 and 1997 and are stated at fair value on the accompanying balance sheets at those dates. In accordance with SFAS No. 115, the net unrealized holding gain or loss as of the date that the statement was first applied was recorded as an adjustment of the balance of a separate component of equity. Future unrealized holding gains or losses on securities classified as available for sale are reported as a net amount in the separate component of equity until realized. Unrealized holding gains or losses on debt securities are also recognized as a component of other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which the Partnership adopted in fiscal 1998. Information regarding the fair value of the Partnership's debt securities is disclosed in Notes 4 and 5. Beginning in fiscal 1998, the related discounts or premiums for these GNMA securities are being amortized using the effective interest method over the expected remaining holding period of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to decrease interest income by $31,000 in fiscal 1998.

      In addition to the debt securities which are carried at fair value on the Partnership's balance sheets, the cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents approximate fair value as of July 31, 1998 and 1997 due to the short-term maturities of these instruments.

      Deferred expenses consist of legal fees incurred in connection with the organization of the Partnership and acquisition fees and acquisition expenses paid to the General Partner and its affiliates as compensation for analyzing, structuring and negotiating the Partnership's investments. Organizational costs have been amortized using the straight-line method over a five-year period. Beginning in fiscal 1998, acquisition fees and expenses are being amortized using the straight-line method over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the acquisition fees and expenses were being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to increase amortization expense by $93,000 in fiscal 1998. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The acquisition fees and expenses paid by the Partnership would meet the definition of start-up costs under the provisions of SOP 98-5, which requires that entities expense the costs of start-up activities as incurred. SOP 98-5 is required to be adopted by all entities for financial statements for fiscal years beginning after December 15, 1998. The effect on the Partnership of adopting SOP 98-5 when required in fiscal 2000 would be that the remaining unamortized acquisition fees and expenses of $177,000 would all be expensed in the first quarter of fiscal year 2000 rather than ratably over the entire fiscal year.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Partnership's cash reserves and excess cash flow are generally invested in money market instruments, principally overnight investment-grade commercial paper.

     No provision for income taxes has been made as the liability for such taxes is that of the partners and Unitholders rather than the Partnership. The principal differences between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principles relate to the recognition of unrealized gains and losses on debt securities and the calculation of amortization on the premiums and discounts on debt securities.

3.    The Partnership Agreement and Related Party Transactions
      --------------------------------------------------------

      The General Partner of the Partnership is First Insured Mortgage Partners, L.P. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Managing General Partner of the General Partner is First Insured Mortgage Partners, Inc., (the "Managing General Partner") a wholly-owned subsidiary of PaineWebber. The officers and directors of the Managing General Partner are also officers and/or directors of PaineWebber Properties Incorporated ("PWPI"). Properties Associates 1988, L.P. ("PA1988") and PaineWebber Incorporated ("PWI") are the limited partners of the General Partner. PA1988 is a Virginia limited partnership in which certain officers of PWPI are the individual limited partners. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI, which is a wholly-owned subsidiary of PWI. The General Partner and other PaineWebber affiliates will receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $168,000, $175,000 and $184,000 were earned by the General Partner and its affiliates for the years ended July 31, 1998, 1997 and 1996, respectively. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $33,000, $38,000 and $38,000 for the years ended July 31, 1998, 1997 and 1996, respectively. Accounts payable - affiliates at July 31, 1998 and 1997 consists of $27,000 and $29,000, respectively, of management fees payable to the General Partner and its affiliates.

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

      Included in general and administrative expenses for the years ended July 31, 1998, 1997 and 1996 is $94,000, $95,000 and $88,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000, $8,000 and $18,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.    Mortgage-Backed Securities
      --------------------------

      At July 31, 1998 and 1997 the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                  July 31, 1998                      July 31, 1997
                         ------------------------------      ------------------------------
                         Estimated                           Estimated
                         Market      Face     Amortized      Market      Face     Amortized
     Description         Value       Value    Cost           Value       Value    Cost
     ------------        ------      -----    ---------      -----       -----    ---------

    9.5% GNMA Pool       $ 1,394    $ 1,294   $ 1,286       $ 1,799     $ 1,664   $ 1,652

    9.0% GNMA Pool           178        174       181           268         260       270

    8.0% GNMA Pool         2,382      2,289     2,376         3,016       2,907     3,037

    7.5% GNMA Pool           224        218       216           296         290       287
                         -------    -------   -------       -------     -------   -------
                         $ 4,178    $ 3,975   $ 4,059       $ 5,379     $ 5,121   $ 5,246
                         =======    =======   =======       =======     =======   =======


      As discussed further in Note 2, the Partnership's investments in MBS are carried at fair value as of July 31, 1998 and 1997. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

5.    Investments in Participating Insured Mortgage Loans
      ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at July 31, 1998 and 1997 are comprised of the following (in thousands):

                                        July 31, 1998          July 31, 1997
                                   ---------------------    -------------------
 GNMA                               Estimated               Estimated
 Certificate              Interest  Market      Amortized   Market     Amortized
 Number      Property     Rate      Value       Cost        Value      Cost
 ------      --------     ----      -----       ----        -----      ----

    279985  Quarter Mill  8.50%     $  7,403    $  7,132    $ 7,417    $  7,166
    279119  Emerald Cove  8.75%       11,044      10,576     11,169      10,645
                                    --------    --------    -------    --------
                                    $18,447     $ 17,708    $18,586    $17,811
                                    =======     ========    =======    =======

      As discussed further in Note 2, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of July 31, 1998 and 1997. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,547 are due through maturity, on October 15, 2031. Scheduled principal repayments of $184,949 have been received through July 31, 1998.

      Emerald Cove Apartments
      -----------------------

     The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Beginning in fiscal 1998, the premium is being amortized using the effective interest method over the expected remaining holding period of the investment of three years. Prior to fiscal 1998, the premium was being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to decrease interest income by $12,000 in fiscal 1998. Monthly payments of principal and interest totalling approximately $81,133 are due through maturity, on August 15, 2031. Scheduled principal repayments of $245,429 have been received through July 31, 1998.

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

      As required by the Partnership's investment criteria, the Participating Insured Mortgage Loans could not be repaid by the applicable project owner, in whole or in part, for a period of five years from the date of initial endorsement of each such Loan for FHA Insurance (unless required or permitted by HUD or as a result of the partial or total destruction or condemnation of the Project). The Participating Insured Mortgage Loans may thereafter be prepaid at various premiums which decline over the next four-to-five-year period. After nine or ten years from the date of initial endorsement of a Participating Insured Mortgage Loan for FHA Insurance, such loan may be prepaid without premium. Although the permanent phase of each such Participating Insured Mortgage Loan has a term of approximately 40 years, payable in substantially equal installments consisting of principal and interest over such term, each loan provides the Partnership with the option to require such loan be repaid in full beginning not later than the twelfth anniversary of its date of initial endorsement for FHA Insurance.

      The Contingent Component of the Participating Insured Mortgage Loans provides for the payment of Contingent Interest equal to 25% of the Net Project Cash Flow, if any, (30% for the Virginia Project) and 25% of the Net Project Residuals, if any, derived from the applicable Project; provided, however, that to the extent the applicable Project fails to generate certain minimum amounts of Net Project Cash Flow, the share of Net Project Residuals to which the Partnership is entitled may be increased to up to 50%. In addition to the deduction for the outstanding principal balance of the first mortgage relating to each Participating Insured Mortgage Loan, Net Project Residuals shall also be reduced by certain FHA-approved development costs and by certain amounts advanced by the applicable project owner from its own funds to fund operating deficits or provide working capital for the applicable Project. The obligation of a project owner to pay Contingent Interest is evidenced by a Subordinated Promissory Note of such project owner which in turn is secured by a second mortgage on the applicable Project. The obligations of each project owner to pay Contingent Interest is secured by a lien on all of the interests in such project owner. Neither FHA Insurance nor any GNMA Security will provide for the payment of Contingent Interest with respect to any Participating Insured Mortgage Loan. No Contingent Interest has been earned with respect to the Emerald Cove Participating Insured Mortgage Loan to date. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000, and $46,000, respectively, representing its 30% share of the surplus cash generated by the Quarter Mill property. Such amounts are included in interest income on the accompanying 1998, 1997 and 1996 statements of income. Cumulative Contingent Interest received from the Quarter Mill property totalled approximately $186,000 as of July 31, 1998.

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

6.    Subsequent Event
      ----------------

      On September 15, 1998, the Partnership distributed $474,000 to the Unitholders, $4,000 to the General Partner and $9,000 to PWPI as an asset management fee for the quarter ended July 31, 1998.





Schedule IV - Investments in Mortgage Loans on Real Estate

                                        PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                                         July 31, 1998
                                                        (In thousands)

                                                                                                 Carrying      Amount of loans
                       Coupon           Final maturity       Periodic            Face amount     amount of     subject to delinquent
Description            Interest rate    date                 payment terms       of mortgages    mortgages     principal or interest
-----------            -------------    ----                 -------------       ------------    ---------     ---------------------

GNMA Single Loan Pool:

Quarter Mill Apts.     8.50%            10/15/2031           Interest and         $  7,132        $ 7,403            N/A
Apartment Complex                                            principal payable
Richmond, VA                                                 monthly ($53,547)
Pool #279985                                                 through maturity.


Emerald Cove Apts.     8.75%             8/15/2031           Interest and           10,538         11,044            N/A
Apartment Complex                                            principal payable
Charlotte, NC                                                monthly ($81,133)
Pool #279119                                                 through maturity.
                                                                                  --------        -------
TOTALS                                                                            $ 17,670        $18,447
                                                                                  ========        =======



                                                   1998              1997            1996
                                                   ----              ----            ----

   Balance at beginning of year                   $18,586           $18,539           $18,639
     Collections of principal                         (84)              (77)              (71)
     Amortization of premium                          (19)               (7)               (7)
     Net unrealized holding gains (losses)            (36)              131               (22)
                                                  -------           --------          -------
   Balance at close of year                       $18,447           $18,586           $18,539
                                                  =======           =======           =======
