Form 10-Q
period 1998-07-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1998-12-08
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED October 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


                         Commission File Number: 0-18076


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           04-3038480
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                          02110
------------------------------------------                         -------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

              PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              BALANCE SHEETS
              October 31, 1998 and July 31, 1998 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                  October 31     July 31
                                                  ----------     -------
Investments in Debt Securities:
   Mortgage-Backed Securities available
     for sale                                     $   3,832     $   4,178
   Participating Insured Mortgage Loans
     available for sale                              18,177        18,447
                                                  ---------      --------
                                                     22,009        22,625

Cash and cash equivalents                             1,960         1,702
Interest and other receivables                          153           156
Deferred expenses, net                                  310           354
                                                  ---------      --------
                                                  $  24,432      $ 24,837
                                                  =========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $      27      $     27
Accounts payable and accrued expenses                    40            50
Partners' capital                                    24,365        24,760
                                                  ---------      --------
                                                  $  24,432      $ 24,837
                                                  =========      ========



















                          See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the three months ended October 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                 1998        1997
                                                 ----        ----

Revenues:
   Interest income - Debt Securities           $   442     $   475
   Interest income - Money Market                   26          19
                                               -------     -------
                                                   468         494

Expenses:
   Management fees                                  49          52
   General and administrative                       43          43
   Amortization expense                             44          44
                                               -------     -------
                                                   136         139
                                               -------     -------

Net income                                     $   332     $   355

Other comprehensive income (loss):
   Unrealized holding gains and (losses)
    on debt securities                            (249)         27
                                               -------     -------

Comprehensive income                           $    83     $   382
                                               =======     =======


Net income per Unit of Depositary Receipt       $ 0.60      $ 0.64
                                                ======      ======

Cash distributions per Unit of
  Depositary Receipt                            $ 0.86      $ 0.89
                                                ======      ======

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.








                          See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
        For the three months ended October 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                            Corporate Limited
                                                General        Partner and
                                                Partner        Unitholders
                                                -------        -----------

Balance at July 31, 1997                       $    (2)        $ 25,905

Comprehensive income:
    Net income                                       4              351

    Net unrealized holding gains
      on debt securities                             -               27
                                               -------         --------

                                                     4              378

Cash distributions                                  (5)            (488)
                                               -------         --------

Balance at October 31, 1997                    $    (3)        $ 25,795
                                               =======         ========

Balance at July 31, 1998                       $    (4)        $ 24,764

Comprehensive income:
    Net income                                       3              329

    Net unrealized holding losses
      on debt securities                             -             (249)
                                               -------         --------

                                                     3               80

Cash distributions                                  (4)            (474)
                                               -------         --------


Balance at October 31, 1998                    $    (5)        $ 24,370
                                               =======         ========









                          See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
              For the three months ended October 31, 1998 and 1997
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                      1998        1997
                                                      ----        ----
Cash flows from operating activities:
  Net income                                       $     332   $     355
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                   44          44
   Amortization of discount/premium on debt
      securities                                          19          15
   Changes in assets and liabilities:
     Interest receivable                                   3           2
     Accounts payable and accrued expenses               (10)          2
                                                   ---------   ---------
      Total adjustments                                   56          63
                                                   ---------   ---------
      Net cash provided by operating activities          388         418
                                                   ---------   ---------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
     Securities                                          326         174
  Principal collections on Participating
     Insured Mortgage Loans                               22          20
                                                   ---------   ---------
      Net cash provided by investing activities          348         194
                                                   ---------   ---------

Cash flows from financing activities:
  Distributions to Unitholders and partners             (478)       (493)
                                                   ---------   ---------

Net increase in cash and cash equivalents                258         119

Cash and cash equivalents, beginning of period         1,702       1,310
                                                   ---------   ---------

Cash and cash equivalents, end of period           $   1,960   $   1,429
                                                   =========   =========








                          See accompanying notes.

              PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                       Notes to Financial Statements
                                (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended July 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of October 31, 1998 and July 31, 1998 and revenues and expenses for each of the three-month periods ended October 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities
    --------------------------

      At October 31, 1998 and July 31, 1998, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                        October 31, 1998                           July 31, 1998
                         -------------------------------------        ---------------------------------------
                         Estimated                                    Estimated
                         Market         Face         Amortized        Market           Face         Amortized
     Description         Value          Value        Cost             Value            Valu         Cost

    9.5% GNMA Pool       $ 1,266       $ 1,180       $ 1,173          $ 1,394          $ 1,294      $ 1,286

    9.0% GNMA Pool           162           159           164              178              174          181

    8.0% GNMA Pool         2,194         2,107         2,175            2,382            2,289        2,376

    7.5% GNMA Pool           210           203           203              224              218          216
                         -------       -------       -------          -------          -------      -------
                         $ 3,832       $ 3,649       $ 3,715          $ 4,178          $ 3,975      $ 4,059
                         =======       =======       =======          =======          =======      =======

      The Partnership's investments in MBS are carried at fair value as of October 31, 1998 and July 31, 1998. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments, of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans
    ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at October 31, 1998 and July 31, 1998 are comprised of the following (in thousands):

                                                 October 31, 1998               July 31, 1998
                                             ----------------------        ----------------------
    GNMA                                      Estimated                    Estimated
    Certificate                  Interest     Market      Amortized        Market        Amortized
    Number       Property        Rate         Value        Cost            Value         Cost
    ------       --------        ----         -----        ----            -----         ----

    279985       Quarter Mill    8.50%        $  7,336     $ 7,122         $  7,403      $ 7,132
    279119       Emerald Cove    8.75%          10,841      10,563           11,044       10,576
                                              --------     -------         --------      -------
                                              $ 18,177     $17,685         $ 18,447      $17,708
                                              ========     =======         ========      =======

      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of October 31, 1998 and July 31, 1998. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,549 are due through maturity, on October 15, 2031. Scheduled principal repayments of $194,111 have been received through October 31, 1998.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,135 are due through maturity, on August 15, 2031. Scheduled principal repayments of $258,397 have been received through October 31, 1998.

4.  Related Party Transactions
    --------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $49,000 and $52,000 for the three months ended October 31, 1998 and 1997, respectively. Included in both of these amounts is $9,000 representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable affiliates at both October 31, 1998 and July 31, 1998 consist of $27,000 of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the three months ended October 31, 1998 and 1997 is $24,000 and $23,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended October 31, 1998 and 1997 is $2,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended July 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans by the end of calendar year 1999. The current strength of the national real estate market for the sale or refinancing of multi-family apartment properties has increased the likelihood of one or both of the Partnership's participating loans being prepaid in the near term. In addition, while the Partnership cannot require either of the owners to prepay their loans for the next several years, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed securities pools in the near term. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 6% to 2% of the outstanding loan balances depending on the date of the prepayment. Although no assurances can be given, it is currently contemplated that sales or prepayments of the Partnership's remaining investments could be completed within the next year. The disposition of all of the Partnership's investments would be followed by a formal liquidation of the Partnership.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of October 31, 1998, the Partnership's two remaining participating loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values which were higher than their face values due to a variety of factors, including the participation features. However, during the quarter ended October 31, 1998 a reduction in the liquidity in the credit markets reduced the premiums at which securities comparable to the Partnership's Participating Insured Mortgage Loans were trading in the secondary market. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the participating loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Since it was deemed unlikely that there would be a default on either of the Partnership's two remaining multi-family participating loans, and since the current rates of return available on non-participating mortgage-backed security investments did not warrant reinvestment by the Partnership, management concluded during fiscal 1997 that it would be in the best interests of the Unitholders to return the portion of the Partnership's cash reserves which exceeded expected future requirements. Consequently, the Partnership distributed $2,600,000 of its excess reserves, or $47.13 per original $1,000 investment, in a special distribution made on March 14, 1997. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998, concurrent with the regular quarterly distribution for the period ended January 31, 1998. Distributions are expected to continue to be made at a rate of 6.5% per annum on remaining invested capital during fiscal 1999, and the Partnership's cash reserve levels will be reviewed again in early calendar year 1999 to determine whether another special capital distribution will be made in March 1999.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 96% for the quarter ended October 31, 1998, unchanged from the fourth quarter of fiscal 1998. As discussed further in the Annual Report, due to the increased competition from several newly developed properties in the local Charlotte, North Carolina submarket, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy level stabilized in the mid-90% range over the past year, the property's leasing team has discontinued offering rental concessions on both new and renewal leases. The property's rental rates and occupancy levels remain comparable to those of directly competitive properties in the local market. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the current quarter, the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past four years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during the first quarter of fiscal 1999, with an average occupancy level of 98%, unchanged from the fourth quarter of 1998. Because the Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. Average rental rates on new leases being signed are up 3.75% from one year ago. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000 and $46,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over a period of five years. During fiscal 1998, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no proposals to prepay the loan have been received from the owner of Quarter Mill.

      At October 31, 1998, the Partnership had cash and cash equivalents of approximately $1,960,000. Such amounts will be utilized for distributions to the Unitholders, as discussed further above, and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

      As noted above, the Partnership expects to be liquidated within the next year. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended October 31, 1998
-----------------------------------

      The Partnership reported net income of $332,000 for the three months ended October 31, 1998, as compared to net income of $355,000 for the same period in the prior year. This decrease in net income for the first quarter of fiscal 1999 resulted from a decrease in total revenues of $26,000, which was partially offset by a decrease in total expenses of $3,000. The decrease in revenues was the result of a $33,000 decline in interest income from debt securities, which was offset by an increase of $7,000 in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The increase in money market interest income resulted from an increase in the average outstanding balance of the Partnership's invested cash reserves. The decrease in total expenses was the result of a reduction in management fee expense. Management fee expense declined due to a decrease in the outstanding balances of debt securities upon which such fees are based.

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 ------------------------------------
                                    Managing General Partner





Date: December 8, 1998        By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer