Form 10-Q
period 1999-01-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1999-03-12
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED JANUARY 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-18076


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
               ---------------------------------------------------
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

                                 BALANCE SHEETS
                 January 31, 1999 and July 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   October 31     July 31
                                                   ----------     -------
Investments in Debt Securities:
   Mortgage-Backed Securities available
     for sale                                      $   3,372     $   4,178
   Participating Insured Mortgage Loans
     available for sale                               18,277        18,447
                                                   ---------     ---------
                                                      21,649        22,625

Cash and cash equivalents                              2,356         1,702
Interest and other receivables                           150           156
Deferred expenses, net                                   266           354
                                                   ----------    ---------
                                                   $  24,421     $  24,837
                                                   =========     =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      26     $      27
Accounts payable and accrued expenses                     47            50
Partners' capital                                     24,348        24,760
                                                   ---------     ---------
                                                   $  24,421     $  24,837
                                                   =========     =========



















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    For the three and six months ended January 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                Three Months Ended         Six Months Ended
                                    January 31,               January  31,
                                ------------------         -----------------
                                1999         1998          1999       1998
                                ----         ----          ----       ----

Revenues:
   Interest income -
     Debt Securities            $ 438      $  470          $   885    $   945
   Interest income -
     Money Market                  27          22               53         41
                                -----      ------          -------    -------
                                  465         492              938        986

Expenses:
   Management fees                 47          51               96        103
   General and administrative      48          69               92        112
   Amortization expense            44          44               88         88
                                -----      ------          -------    -------
                                  139         164              276        303
                                -----      ------          -------    -------

Net income                        326         328              662        683

Other comprehensive income
  (loss):
    Unrealized holding
      gains (losses)
      on debt securities          129         141             (120)       168
                                -----      ------          -------    -------

Comprehensive income            $ 455      $  469          $   542    $   851
                                =====      ======          =======    =======


Net income per Unit of
  Depositary Receipt           $ 0.58      $ 0.59          $  1.19    $  1.23
                               ======      ======          =======    =======

Cash distributions per Unit
  of Depositary Receipt        $ 0.86      $ 0.88          $  1.72    $  1.77
                               ======      ======          =======    =======

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.


                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the six months ended January 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                            Corporate Limited
                                                  General      Partner and
                                                  Partner      Unitholders
                                                  -------      -----------

Balance at July 31, 1997                          $   (2)      $ 25,905

Comprehensive income:
    Net income                                         7            676

    Net unrealized holding gains on
      debt securities                                  -            168
                                                  ------       --------
                                                       7            844

Cash distributions                                    (8)          (976)
                                                  ------       --------

Balance at January 31, 1998                       $   (3)      $ 25,773
                                                  ======       ========

Balance at July 31, 1998                          $   (4)      $ 24,764

Comprehensive income:
    Net income                                         7            655

    Net unrealized holding losses on
      debt securities                                  -           (120)
                                                  ------       --------
                                                       7            535

Cash distributions                                    (8)          (946)
                                                  ------       --------

Balance at January 31, 1999                       $   (5)      $ 24,353
                                                  ======       ========









                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
               For the six months ended January 31, 1999 and 1998
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                           1999        1998
                                                           ----        ----
Cash flows from operating activities:
  Net income                                           $     662   $     683
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                       88          88
   Amortization of discount/premium on debt securities        29          29
   Changes in assets and liabilities:
     Interest receivable                                       6           4
     Accounts payable - affiliates                            (1)         (1)
     Accounts payable and accrued expenses                    (3)         (2)
                                                       ---------   ---------
      Total adjustments                                      119         118
                                                       ---------   ---------
      Net cash provided by operating activities              781         801
                                                       ---------   ---------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities        781         377
  Principal collections on Participating Insured
    Mortgage Loans                                            46          41
                                                       ---------   ---------
      Net cash provided by investing activities              827         418
                                                       ---------   ---------

Cash flows from financing activities:
  Distributions to Unitholders and partners                 (954)       (984)
                                                       ---------   ---------

Net increase in cash and cash equivalents                    654         235

Cash and cash equivalents, beginning of period             1,702       1,310
                                                       ---------   ---------

Cash and cash equivalents, end of period               $   2,356   $   1,545
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of January 31, 1999 and July 31, 1998 and revenues and expenses for each of the three and six-month periods ended January 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

2.    Mortgage-Backed Securities
      --------------------------

      At January 31, 1999 and July 31, 1998, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                     January 31, 1999                    July 31, 1998
                            -----------------------------       ------------------------------
                            Estimated                           Estimated
                            Market     Face     Amortized       Market      Face     Amortized
     Description            Value      Value    Cost            Value       Value    Cost
     -----------            -----      -----    ----            -----       -----    ----

    9.5% GNMA Pool          $ 1,200    $ 1,112  $ 1,106         $ 1,394     $ 1,294  $ 1,286

    9.0% GNMA Pool              139        131      136             178         174      181

    8.0% GNMA Pool            1,872      1,796    1,861           2,382       2,289    2,376

    7.5% GNMA Pool              161        155      154             224         218      216
                            -------    -------  -------         -------     -------  -------
                            $ 3,372    $ 3,194  $ 3,257         $ 4,178     $ 3,975  $ 4,059
                            =======    =======  =======         =======     =======  =======

      The Partnership's investments in MBS are carried at fair value as of January 31, 1999 and July 31, 1998. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments, of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.    Investments in Participating Insured Mortgage Loans
      ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at January 31, 1999 and July 31, 1998 are comprised of the following (in thousands):

                                                 January 31, 1999                July 31, 1998
                                              ----------------------       -------------------------
    GNMA                                      Estimated                    Estimated
    Certificate                    Interest   Market      Amortized        Market          Amortized
    Number        Property         Rate       Value       Cost             Value           Cost
    ------        --------         ----       -----       ----             -----           ----

    279985        Quarter Mill     8.50%     $  7,344     $  7,113         $  7,403       $  7,132
    279119        Emerald Cove     8.75%       10,933       10,541           11,044         10,576
                                             --------     --------         --------       --------
                                             $ 18,277     $ 17,654         $18,447        $ 17,708
                                             ========     ========         =======        ========


      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of January 31, 1999 and July 31, 1998. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,551 are due through maturity, on October 15, 2031. Scheduled principal repayments of $203,474 have been received through January 31, 1999.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,138 are due through maturity, on August 15, 2031. Scheduled principal repayments of $271,660 have been received through January 31, 1999.

4.    Related Party Transactions
      --------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $96,000 and $103,000 for the six months ended January 31, 1999 and 1998, respectively. Included in both of these amounts is $17,000 representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at January 31, 1999 and July 31, 1998 consist of $26,000 and $27,000, respectively, of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the six months ended January 31, 1999 and 1998 is $48,000 and $47,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended January 31, 1999 and 1998 is $1,700 and $2,900, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans by the end of calendar year 1999. The current strength of the national real estate market for the sale or refinancing of multi-family apartment properties has increased the likelihood of one or both of the Partnership's participating loans being prepaid in the near term. In addition, while the Partnership cannot require either of the owners to prepay their loans for the next several years, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed securities pools in the near term. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 6% to 2% of the outstanding loan balances depending on the date of the prepayment. Although no assurances can be given, it is currently contemplated that sales or prepayments of the Partnership's remaining investments could be completed prior to the end of calendar year 1999. The disposition of all of the Partnership's investments would be followed by a formal liquidation of the Partnership.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of January 31, 1999, the Partnership's two remaining participating loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values which were higher than their face values due to a variety of factors, including the participation features. However, during the first quarter of fiscal 1999 a reduction in the liquidity in the credit markets reduced the premiums at which securities comparable to the Partnership's Participating Insured Mortgage Loans were trading in the secondary market. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the participating loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998, concurrent with the regular quarterly distribution for the period ended January 31, 1998. Principal prepayments through the first six months of fiscal 1999 have again exceeded projections. As a result, a special capital distribution totalling approximately $1,379,000, or $25 per original $1,000 investment, will be made on March 15, 1999 to unitholders of record as of January 31, 1999, along with the regular quarterly distribution.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 96% for the quarter ended January 31, 1999, unchanged from the first quarter of fiscal 1999. As discussed further in the Annual Report, due to the increased competition from several newly developed properties in the local Charlotte, North Carolina submarket, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy level stabilized in the mid-90% range over the past year, the property's leasing team has discontinued offering rental concessions on both new and renewal leases. The property's rental rates and occupancy levels compare favorably to those of directly competitive properties in the local market. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1997 and then requires a prepayment penalty which declines ratably, from 5% to 2%, over the next four years. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the first quarter of fiscal 1999 the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past four years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during the second quarter of fiscal 1999 with an average occupancy level of 98%, unchanged from the first quarter of 1999. Because the Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. Average rental rates on new leases being signed are up 3.75% from one year ago. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000 and $46,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in February 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, over a period of five years. During fiscal 1998, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no proposals to prepay the loan have been received from the owner of Quarter Mill.

      At January 31, 1999, the Partnership had cash and cash equivalents of approximately $2,356,000. Such amounts will be utilized for distributions to the Unitholders, as discussed further above, and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended January 31, 1999
-----------------------------------

     The Partnership reported net income of $326,000 for the three months ended January 31, 1999, as compared to net income of $328,000 for the same period in the prior year. This decrease in net income for the second quarter of fiscal 1999 resulted from a decrease in total revenues of $27,000, which was partially offset by a decrease in total expenses of $25,000. The decrease in revenues was the result of a $32,000 decline in interest income from debt securities, which was offset by an increase of $5,000 in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The increase in money market interest income resulted from an increase in the average outstanding balance of the Partnership's invested cash reserves. The decrease in total expenses was the result of a reduction in management fee expense and a decline in general and administrative expenses. Management fee expense declined due to a decrease in the outstanding balances of debt securities upon which such fees are based. General and administrative expenses decreased by $21,000 for the current three-month period primarily due to a reduction in certain required professional services.

Six Months Ended January 31, 1999
---------------------------------

     Net income for the six months ended January 31, 1999 decreased by $21,000 when compared to the same period in the prior year due to a $48,000 decline in total revenues, which was partially offset by a decrease in total expenses of $27,000. The decrease in revenues can be attributed to a $60,000 decline in interest income from debt securities, which was offset by a $12,000 increase in money market interest income. The decline in interest income from debt securities resulted mainly from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The increase in money market interest income for the current six-month period is attributable to an increase in the average outstanding balance of the Partnership's invested cash reserves. The decline in total expenses is attributable to a decrease in management fee expense and a reduction in general and administrative expenses. Management fee expense declined due to a reduction in the outstanding balances of debt securities upon which such fees are based. General and administrative expenses decreased by $20,000 for the current six-month period primarily due to a reduction in certain required professional services.

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 -------------------------------------
                                 Managing General Partner





Date: March 12, 1999          By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer