Form 10-Q
period 1999-04-30
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1999-06-09
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED APRIL 30, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-18076


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           04-3038480
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
                  April 30, 1999 and July 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   April 30       July 31
                                                   --------       -------
Investments in Debt Securities:
   Mortgage-Backed Securities available
      for sale                                     $  3,056       $  4,178
   Participating Insured Mortgage Loans
      available for sale                             18,253         18,447
                                                   --------       --------
                                                     21,309         22,625

Cash and cash equivalents                             1,185          1,702
Interest and other receivables                          146            156
Deferred expenses, net                                  222            354
                                                   --------       --------
                                                   $ 22,862       $ 24,837
                                                   ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $     27       $     27
Accounts payable and accrued expenses                    43             50
Partners' capital                                    22,792         24,760
                                                   --------       --------
                                                   $ 22,862       $ 24,837
                                                   ========       ========


















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     For the three and nine months ended April 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                     Three Months Ended      Nine Months Ended
                                         April 30,               April 30,
                                     ------------------      -----------------
                                      1999        1998         1999      1998
                                      ----        ----         ----      ----

Revenues:
   Interest income -
     Debt Securities                $   430     $   465      $ 1,315    $ 1,410
   Interest income -
     Money Market                        21          17           74         58
                                    -------     -------      -------    -------
                                        451         482        1,389      1,468

Expenses:
   Management fees                       47          50          143        152
   General and administrative            61          46          152        158
   Amortization expense                  43          43          132        132
                                    -------     -------      -------    -------
                                        151         139          427        442
                                    -------     -------      -------    -------

Net income                              300         343          962      1,026

Other comprehensive income (loss):
   Unrealized holding losses
    on debt securities                   (2)       (245)        (122)       (77)
                                    -------     -------      -------    -------


Comprehensive income                $   298     $    98      $   840    $   949
                                    =======     =======      =======    =======


Net income per Unit of
  Depositary Receipt                $  0.54     $  0.61      $  1.73    $  1.84
                                    =======     =======      =======    =======

Cash distributions per Unit of
  Depositary Receipt                $  3.35     $  1.88      $  5.07    $  3.65
                                    =======     =======      =======    =======

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.


                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended April 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                           Corporate Limited
                                                General      Partner and
                                                Partner      Unitholders
                                                -------      -----------

Balance at July 31, 1997                        $   (2)      $ 25,905

Comprehensive income:
    Net income                                      10          1,016
    Net unrealized holding losses
      on debt securities                             -            (77)
                                                ------       --------
                                                    10            939

Cash distributions                                 (12)        (2,014)
                                                ------       --------

Balance at April 30, 1998                       $   (4)      $ 24,830
                                                ======       ========

Balance at July 31, 1998                        $   (4)      $ 24,764

Comprehensive income:
    Net income                                      10            952
    Net unrealized holding losses
      on debt securities                             -           (122)
                                                ------       --------
                                                    10            830

Cash distributions                                 (12)        (2,796)
                                                ------       --------

Balance at April 30, 1999                       $   (6)      $ 22,798
                                                ======       ========











                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
                For the nine months ended April 30, 1999 and 1998
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                        1999        1998
                                                        ----        ----
Cash flows from operating activities:
  Net income                                          $  962     $ 1,026
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                  132         132
   Amortization of discount/premium on debt
     securities                                           46          46
   Changes in assets and liabilities:
     Interest and other receivables                       10           6
     Accounts payable - affiliates                         -          (1)
     Accounts payable and accrued expenses                (7)          1
                                                      ------     -------
      Total adjustments                                  181         184
                                                      ------     -------
      Net cash provided by operating activities        1,143       1,210
                                                      ------     -------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
    Securities                                         1,080         668
  Principal collections on Participating Insured
    Mortgage Loans                                        68          62
                                                      ------     -------
      Net cash provided by investing activities        1,148         730
                                                      ------     -------

Cash flows from financing activities:
  Distributions to Unitholders and partners           (2,808)     (2,026)
                                                      ------     -------

Net decrease in cash and cash equivalents               (517)        (86)

Cash and cash equivalents, beginning of period         1,702       1,310
                                                      ------     -------

Cash and cash equivalents, end of period              $1,185     $ 1,224
                                                      ======     =======








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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of April 30, 1999 and July 31, 1998 and revenues and expenses for each of the three and nine-month periods ended April 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

2.  Mortgage-Backed Securities
    --------------------------

      At April 30, 1999 and July 31, 1998, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):


                                    April 30, 1999                         July 31, 1998
                          --------------------------------       ----------------------------------
                          Estimated                              Estimated
                          Market       Face      Amortized       Market        Face       Amortized
     Description          Value        Value     Cost            Value         Value      Cost
     -----------          -----        -----     ----            -----         -----      ----


    9.5% GNMA Pool       $ 1,152      $ 1,069    $ 1,064        $ 1,394        $ 1,294    $ 1,286

    9.0% GNMA Pool           106          100        104            178            174        181

    8.0% GNMA Pool         1,678        1,609      1,663          2,382          2,289      2,376

    7.5% GNMA Pool           120          117        116            224            218        216
                         -------      -------    -------        -------        -------    -------
                         $ 3,056      $ 2,895    $ 2,947        $ 4,178        $ 3,975    $ 4,059
                         =======      =======    =======        =======        =======    =======


      The Partnership's investments in MBS are carried at fair value as of April 30, 1999 and July 31, 1998. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans
    ----------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at April 30, 1999 and July 31, 1998 are comprised of the following (in thousands):


                                                      April 30, 1999                       July 31, 1998
                                                 ----------------------                ----------------------
    GNMA                                         Estimated                             Estimated
    Certificate                      Interest    Market       Amortized                Market       Amortized
    Number        Property           Rate        Value        Cost                     Value        Cost
    ------        --------           ----        -----        ----                     -----        ----

    279985        Quarter Mill       8.50%       $  7,334     $  7,104                 $  7,403    $  7,132
    279119        Emerald Cove       8.75%         10,919       10,522                   11,044      10,576
                                                 --------     --------                 --------    --------
                                                 $ 18,253     $ 17,626                 $ 18,447    $ 17,708
                                                 ========     ========                 ========    ========

      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of April 30, 1999 and July 31, 1998. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by an independent pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,553 are due through maturity, on October 15, 2031. Scheduled principal repayments of $213,044 have been received through April 30, 1999.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,141 are due through maturity, on August 15, 2031. Scheduled principal repayments of $285,223 have been received through April 30, 1999.

4.  Related Party Transactions
    ---------------------------

     Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated
$143,000 and $152,000 for the nine months ended April 30, 1999 and 1998, respectively. Included in these two amounts is $24,000 and $25,000, respectively, representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at both April 30, 1999 and July 31, 1998 consist of $27,000 of management fees payable to the General Partner and its affiliates.

     Included in general and administrative expenses for the nine months ended April 30, 1999 and 1998 is $73,000 and $70,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for both of the nine-month periods ended April 30, 1999 and 1998 is $4,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended July 31, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans by the end of calendar year 1999. The continued strength of the national real estate market for the sale or refinancing of multi-family apartment properties has increased the likelihood of one or both of the Partnership's participating loans being prepaid in the near term. In addition, while the Partnership cannot require either of the owners to prepay their loans for another two to three years, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed securities pools in the near term. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 4% to 2% of the outstanding loan balances depending on the date of the prepayment. Although no assurances can be given, it is currently contemplated that sales or prepayments of the Partnership's remaining investments could be completed prior to the end of calendar year 1999. The disposition of all of the Partnership's investments would be followed by a formal liquidation of the Partnership.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of April 30, 1999, the Partnership's two remaining participating loans, which carry coupon interest rates of 8.5% and 8.75%, had estimated market values which were higher than their face values due to a variety of factors, including the participation features. However, during the first quarter of fiscal 1999 a reduction in the liquidity in the credit markets reduced the premiums at which securities comparable to the Partnership's Participating Insured Mortgage Loans were trading in the secondary market. Increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the participating loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, have been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998, concurrent with the regular quarterly distribution for the period ended January 31, 1998. Principal prepayments through the first half of fiscal 1999 again exceeded projections. As a result, a special capital distribution totalling approximately $1,379,000, or $25 per original $1,000 investment, was made on March 15, 1999 to unitholders of record as of January 31, 1999, along with the regular quarterly distribution for the second quarter of fiscal 1999.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 94% for the quarter ended April 30, 1999, down from 96% for the second quarter of fiscal 1999. As discussed further in the Annual Report, due to the increased competition from several newly developed properties in the local Charlotte, North Carolina submarket, the use of rental concessions had been necessary at Emerald Cove to maintain the property's occupancy levels. However, because the property's occupancy level stabilized in the mid-90% range, the property's leasing team had discontinued offering rental concessions on both new and renewal leases during the second half of fiscal 1998. With the recent drop in occupancy for the third quarter of fiscal 1999, the leasing team has re-introduced the use of concessions in an effort to prevent any further declines. The property's rental rates and occupancy levels still compare favorably to those of directly competitive properties in the local market. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1998 and then requires a prepayment penalty which declines ratably, from 5% to 2%, from April 1998 through April 2002. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the first quarter of fiscal 1999 the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past four years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during the third quarter of fiscal 1999 with an average occupancy level of 97%, compared to 98% for the prior quarter. Because the Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. Average rental rates on new leases being signed are up 3.75% from one year ago. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1998, 1997 and 1996, the Partnership received approximately $54,000, $49,000 and $46,000, respectively, representing its 30% share of the surplus cash, as defined. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in May 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, from May 1996 through May 2001. During fiscal 1998, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no proposals to prepay the loan have been received from the owner of Quarter Mill.

      At April 30, 1999, the Partnership had cash and cash equivalents of approximately $1,185,000. Such amounts will be utilized for distributions to the Unitholders, as discussed further above, and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments.

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

Results of Operations
Three Months Ended April 30, 1999
---------------------------------

      The Partnership reported net income of $300,000 for the three months ended April 30, 1999, as compared to net income of $343,000 for the same period in the prior year. This decrease in net income for the third quarter of fiscal 1999 resulted from a decrease in total revenues of $31,000 and an increase in total expenses of $12,000. The decrease in revenues was the result of a $35,000 decline in interest income from debt securities, which was partially offset by an increase of $4,000 in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The increase in money market interest income resulted from an increase in the average outstanding balance of the Partnership's invested cash reserves compared to the same period in the prior year. The increase in total expenses was the result of a $15,000 increase in general and administrative expenses and a $3,000 reduction in management fee expense. General and administrative expenses increased for the current three-month period primarily due to additional professional fees incurred as part of management's disposition strategy analysis. Management fee expense declined due to a decrease in the outstanding balances of debt securities upon which such fees are based.

Nine Months Ended April 30, 1999
--------------------------------

     Net income for the nine months ended April 30, 1999 decreased by $64,000 when compared to the same period in the prior year due to a $79,000 decline in total revenues, which was partially offset by a $15,000 decrease in total expenses. The decrease in revenues can be attributed to a $95,000 decline in interest income from debt securities, which was partially offset by a $16,000 increase in money market interest income. The decline in interest income from debt securities resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The increase in money market interest income for the current nine-month period is attributable to an increase in the average outstanding balance of the Partnership's invested cash reserves compared to the same period in the prior year. The decline in total expenses is attributable to a decrease in management fee expense of $9,000 and a reduction in general and administrative expenses of $6,000. Management fee expense declined due to a reduction in the outstanding balances of debt securities upon which such fees are based. General and administrative expenses decreased for the current nine-month period primarily due to a reduction in certain required professional services.

                                     PART II
                                Other Information



Item 1. through 5.      NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 ------------------------------------
                                 Managing General Partner





Date:   June 8, 1999          By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer