Form 10-K405
period 1999-07-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1999-10-29
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JULY 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _______ to _______.

                         Commission File Number: 0-18076

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            04-3038480
        --------                                            ----------
(State of organization)                                    (I.R.S. Employer
                                                          Identification  No.)

265 Franklin Street, Boston, Massachusetts                             02110
------------------------------------------                             -----
(Address  of principal   executive office)                         (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
-------------------                                 ----------------
       None                                              None

         Securities registered pursuant to Section 12(g) of the Act:
                  Units of Depositary Receipts representing
                  -----------------------------------------
                      Units of Limited Partner Interests

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No|_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
The Prospectus of the registrant                                 Part IV
dated April 23, 1987, as supplemented

               PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                1999 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                  Page
------                                                                  ----

Item  1       Business                                                   I-1

Item  2       Properties                                                 I-3

Item  3       Legal Proceedings                                          I-3

Item  4       Submission of Matters to a Vote of Security Holders        I-3


Part  II
--------

Item  5       Market for the Registrant's Depositary Units of Limited
                 Partnership Interest and Related Security Holde
                 Matters                                                II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    II-2

Item 7A       Market Risk Disclosures                                   II-6

Item  8       Financial Statements and Supplementary Data               II-7

Item  9       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                    II-7


Part III
--------

Item 10       Directors and Executive Officers of the Partnership      III-1

Item 11       Executive Compensation                                   III-2

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                         III-3

Item 13       Certain Relationships and Related Transactions           III-3


Part  IV
--------

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

      The objectives of the Partnership have been to protect and preserve the Partnership's capital, to make quarterly distributions of cash attributable to payments of principal and interest (including Contingent Interest) on Participating Insured Mortgage Loans and MBS and to provide gains through the appreciation of properties financed with Participating Insured Mortgage Loans.

      Cumulative cash distributions to the Unitholders through July 31, 1999 have totalled approximately $54,673,000, or approximately $1,001 per original $1,000 investment for the Partnership's earliest investors. Such distributions include a return of capital totalling approximately $503 per $1,000 investment resulting from the expired commitment and the prepayment discussed above, along with the scheduled amortization of mortgage principal and principal prepayments from the Partnership's mortgage-backed securities. The return of capital to date includes special distributions of $47.13, $10.00 and $25.00 per original $1,000 investment paid on March 14, 1997, March 13, 1998 and March 15, 1999, respectively, which resulted from excess Partnership reserves which had accumulated from prepayment activity on the non-participating MBS. Quarterly distributions had been paid at a rate of 8.25% per annum on Unitholders' remaining invested capital from inception through the distribution made on March 14, 1997 for the quarter ended January 31, 1997. Beginning with the distribution made on June 13, 1997 for the quarter ended April 30, 1997, the Partnership reduced the regular distribution rate to 6.5% per annum due to a decline in the rate of principal prepayments on the non-participating MBS. Unitholders' remaining capital accounts as of July 31, 1999 totalled approximately $497 per $1,000 investment. Through July 31, 1999, the Partnership had received $213,000 of Contingent Interest payments from its Participating Insured Mortgage Loans.

      As of July 31, 1999, the Partnership holds Participating Insured Mortgage Loans secured by GNMA securities as described below.

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

      As discussed further in Item 7, the Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quaker Mill Apartments were to prepay their participating loans in the near term. In addition, since the Partnership cannot require either of the owners to prepay their loans in the near term, the Partnership continues to investigate the benefits of selling one or both of the participating loans and some or all of the non-participating mortgage backed securities on the secondary market. If the Partnership decides to pursue secondary market sales of its debt securities, it is possible that such sales, along with a liquidation of the Partnership, could be completed by December 31, 1999. If the Partnership chooses to pursue prepayments of the participating loans, it would appear unlikely that a liquidation of the Partnership could be completed prior to the end of calendar year 1999.

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

     Occupancy   figures  for  the   properties   securing   the   Partnership's
Participating Insured Mortgage Loans for each fiscal quarter during 1999, along with an average for the year, are presented below:

                                            Percent Occupied At
                              ------------------------------------------------
                                                                      Fiscal
                                                                      1999
                              10/31/98   1/31/99   4/30/99   7/31/99  Average
                              --------   -------   -------   -------  -------

Quarter Mill Apartments          98%       98%       97%      97%       97%

Emerald Cove Apartments          96%       96%       94%      90%       94%

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Depositary Units of Limited Partnership Interest and Related Security Holder Matters

      At July 31, 1999, there were 2,974 investors holding Depositary Receipts in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1999.

Item 6.  Selected Financial Data

                                  PaineWebber Insured Mortgage Partners 1-B, L.P.
                           For the years ended July 31, 1999, 1998, 1997, 1996 and 1995
                                          (In thousands, except per Unit data)

                                       1999       1998       1997       1996      1995
                                       ----       ----       ----       ----      ----

Revenues                              $ 1,856     $ 2,000    $ 2,193    $ 2,331   $  2,410

Net income                            $ 1,286     $ 1,412    $ 1,709    $ 1,806   $  1,898

Net income per Unit of
  Depositary Receipt                  $  2.31     $  2.53    $  3.07    $  3.24   $   3.41

Regular quarterly cash
  distributions per Unit of
  Depositary Receipt                  $  3.38     $  3.51    $  4.61    $  5.08   $   5.22

Special cash distributions from
  excess reserves and investment
  prepayment transactions per
  Unit of Depositary Receipt          $  2.50     $  1.00    $  4.71          -          -

Total assets                          $22,387     $24,837    $25,971    $29,243    $30,315


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

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans in the near term. The current strength of the national real estate market and the favorable interest rate environment for the sale or refinancing of multi-family apartment properties make the prospect of a prepayment transaction a potentially attractive option for the property owners. During fiscal year 1999, the Partnership continued to have discussions with the owners of the Emerald Cove Apartments and the Quarter Mill Apartments about the possibility of a prepayment of their loans before the end of calendar year 1999. While, to date, the discussions with the owners have not led to an agreement for the prepayment of the participating loans, the Partnership continues to have discussions with the owner of Emerald Cove. While the Partnership cannot require either of the owners to prepay their loans in the near term, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed security pools on the secondary market. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 4% to 2% of the outstanding loan balances depending on the date of the prepayment. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment. If the Partnership decides to pursue secondary market sales of its debt securities, it is possible that such sales, along with a liquidation of the Partnership, could be completed by December 31, 1999. If the Partnership chooses to pursue prepayments of the participating loans, it would appear unlikely that a liquidation of the Partnership could be completed prior to the end of calendar year 1999. However, the Partnership continues to pursue this goal.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is slightly above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of July 31, 1999, the Partnership's two remaining Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, also had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates reduced the fair market values of both the participating loans and the non-participating MBS during fiscal 1999. Further increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, had been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998 and fiscal 1999, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totaling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998 concurrent with the regular quarterly distribution for the period ended January 31, 1998. During fiscal 1999 a special distribution of $25.00 per original $1,000 investment was paid to unit holders of record as of January 31, 1999. This special capital distribution, which was made on March 15, 1999 and totalled approximately $1,379,000, represented Partnership reserves that exceeded future requirements. Distributions are expected to continue to be made at a rate of 6.5% per annum on remaining invested capital for the balance of calendar year 1999. Since the Partnership expects to be liquidated in the near term, management does not currently plan to make any further special capital distributions of excess cash reserves until the Partnership's investments have been sold or prepaid.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 94% for the year ended July 31, 1999 compared to 96% for fiscal 1998. This average occupancy level still compares favorably to the slightly lower average for the properties which compete with Emerald Cove in the local market. When necessary, the property's leasing team is matching the rental concessions offered by competing apartment communities. These rental concessions range from $600 to $800, depending on the apartment unit type, for those tenants signing a one year lease. There are four new apartment communities with a total of 1,246 units under construction in Emerald Cove's overall market. While these properties are not expected to compete directly, the property's leasing team continues to monitor their leasing progress. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1998 and then requires a prepayment penalty which declines ratably, from 5% to 2%, from April 1998 through April 2002. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the first quarter of fiscal 1999, the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past five years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during fiscal 1999, with an average occupancy level of 97%, which compared with 98% for fiscal 1997. Because Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. As of July 31, 1999, average rental rates on new leases being signed were up 3% from one year earlier. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1999, 1998 and 1997, the Partnership received approximately $27,000, $54,000 and $49,000, respectively, representing its 30% share of the surplus cash, as defined. Construction of 484 new apartment units were completed in the property's local market area during the past year and 236 new apartment units are under construction. While these property are not expected to compete directly, the property's leasing teams is closely monitoring their leasing progress. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in May 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, from May 1996 through May 2001. During fiscal 1998 and 1999, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no formal proposals to prepay the loan have been received from the owner of Quarter Mill.

      At July 31, 1999, the Partnership had cash and cash equivalents of approximately $1,420,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments. As noted above, it is possible that the Partnership could be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

     For the year ended July 31, 1999, the Partnership reported net income of $1,286,000 as compared to net income of $1,412,000 for fiscal 1998. This $126,000 decrease in net income resulted from a $144,000 decline in total revenues, which was partially offset by an $18,000 reduction in total expenses. The decline in total revenues can be attributed to a $154,000 decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS, which was partially offset by a $10,000 increase in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. In addition, Contingent Interest received from the Quarter Mill investment decreased from $54,000 in fiscal 1998 to $27,000 in fiscal 1999. The increase in money market interest income is attributable to an increase in the average outstanding balance of the Partnership's invested cash reserves compared to the prior year. The decrease in total expenses is attributable to a decline in management fee expense of $13,000 and a reduction in general and administrative expenses of $5,000. Management fee expense declined due to a reduction in the outstanding balances of debt securities upon which such fees are based. General and administrative expenses decreased primarily due to a reduction in certain required professional services for the year ended July 31, 1999.

1998 Compared to 1997
---------------------

      For the year ended July 31 1998, the Partnership reported net income of $1,412,000, compared to net income of $1,709,000 for fiscal 1997. This $297,000 decrease in net income resulted from a $193,000 decline in total revenues and a $104,000 increase in operating expenses. The decline in total revenues can be attributed to a $126,000 decrease in interest income from Participating Insured Mortgage Loans and non-participating MBS and a $67,000 reduction in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted mainly from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. In addition, the amortization of the net premium on the Partnership's mortgage securities increased by $43,000 in fiscal 1998 as a result of an acceleration in the amortization rate due to a reassessment of the expected remaining holding period of the investments. These unfavorable changes in interest income were offset slightly by an increase in Contingent Interest. Contingent Interest received from the Quarter Mill investment increased from $49,000 in fiscal 1997 to $54,000 in fiscal 1998. The decrease in money market interest income was mainly the result of a decrease in the average outstanding balance of the Partnership's invested cash reserves subsequent to the special distributions of excess cash reserves made on March 14, 1997 and March 13, 1998. The increase in operating expenses was attributable to a $23,000 increase in general and administrative expenses and a $93,000 increase in amortization expense. General and administrative expenses were higher primarily due to increases in the costs of certain required professional services for the year ended July 31, 1998. Amortization expense increased by $93,000 as a result of an acceleration in the amortization rate of the Partnership's deferred expenses. Beginning in fiscal 1998, the Partnership reduced the expected holding period of its remaining investments, which resulted in higher non-cash amortization charges for the year ended July 31, 1998.

1997 Compared to 1996
---------------------

      For the year ended July 31 1997, the Partnership reported net income of $1,709,000, compared to net income of $1,806,000 for fiscal 1996. This $97,000 decrease in net income resulted from a $138,000 decline in total revenues which was partially offset by a $41,000 reduction in operating expenses. The decline in total revenues was attributable to a $97,000 decline in interest income from Participating Insured Mortgage Loans and non-participating MBS and a $44,000 decline in money market interest income. The decline in interest income from Participating Insured Mortgage Loans and non-participating MBS resulted from a reduction in the average outstanding principal balances of such investments due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. This was offset slightly by an increase in Contingent Interest. Contingent Interest received from the Quarter Mill investment increased from $46,000 in fiscal 1996 to $49,000 in fiscal 1997. The decrease in money market interest income was mainly the result of a decline in the average outstanding balance of the Partnership's invested cash reserves subsequent to the $2.6 million special distribution of excess cash reserves made on March 14, 1997. The decrease in operating expenses resulted from a $32,000 reduction in general and administrative expenses and a $9,000 decline in management fees.
General and administrative expenses decreased due to a reduction in certain required professional services. The decrease in management fees reflected the declining principal balances of the Partnership's outstanding mortgage securities, upon which such fees are primarily based.

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

      Competition. The financial performance of the real estate investments securing the Partnership's debt securities will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past 2 to 3 years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the properties securing the Partnership's investments in the future.

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

Inflation
---------

      The  Partnership  completed  its tenth full year of  operations  in fiscal
1999. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods is likely to cause increases in Partnership operating expenses without a corresponding increase in revenues, which are principally derived from fixed interest rates on debt securities.

Item 7A.  Market Risk Disclosures
---------------------------------

      As discussed further in the Notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and debt securities. The cash equivalents are invested exclusively in short-term money-market instruments and, therefore, are not subject to any material exposure to market risk factors. The Partnership's debt securities, which include non-participating mortgage-backed securities pools and single-asset participating mortgage loans, are all fixed rate instruments. As a result, the contractual cash flows from those instruments are not subject to any material exposure to market risk factors. In addition, the principal balances of all of the Partnership's debt securities are guaranteed by the Government National Mortgage Association ("GNMA"). The cash flows from the Partnership's debt securities are subject to prepayment risk. The loans included in the non-participating GNMA pool programs may be prepaid, without penalty, at any time. The Partnership's two participating mortgage loans, which are fully amortizing loans with 40-year maturities, may be prepaid with penalties which phase-out over the next 2- to- 3 years. The Partnership is also exposed to the impact of interest rates on the fair market value of its debt securities. The Partnership does not invest in derivative financial instruments or engage in hedging transactions.

      The Partnership's debt securities are not held for trading purposes. They are considered to be held for sale, but to date they have been held primarily for the purpose of realizing participation in the appreciation in the value of the operating properties underlying the Participating Insured Mortgage Loans based on an original expected holding period set forth in the Partnership's original offering prospectus. The Partnership is now approaching the end of this expected holding period and, based on the current health of the national real estate market, is considering liquidating its debt securities in the near term.

      The  table  below  provides   information  about  the  Partnership's  debt
securities that are sensitive to changes in interest rates (dollar amounts in thousands):

                                                                                    July 31, 1999
                              Interest     Face       Amortized   Estimated         Maturity
     Debt Security            Rate         Value      Cost        Market Value      Dates
     -------------            ----         -----      ----        ------------      -----

     9.5% GNMA Pool           9.5%         $   986    $   982     $ 1,056           June 2009 to
                                                                                    December 2009

     9.0% GNMA Pool           9.0%              76         79          78           June 2001 to
                                                                                    September 2002

     8.0% GNMA Pool           8.0%           1,437      1,480       1,469           June 2022

     7.5% GNMA Pool           7.5%             112        111         112           March 2022

     Quarter Mill
      Participating Loan      8.5%           7,094      7,094       7,236           October 2031

     Emerald Cove
      Participating Loan     8.75%          10,485     10,504      10,694           August 2031
                                           -------    -------     -------
                                           $20,190    $20,250     $20,645
                                           =======    =======     ========


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

      (a) and (b) The names and ages of the directors and executive officers of the Managing General Partner of the General Partner are as follows:
                                                                     Date
                                                                     elected
  Name                    Office                               Age   to Office
  ----                    ------                               ---   ---------

Bruce J. Rubin           President, Chief Executive Officer
                           and Director                        40     8/22/96
Terrence E. Fancher      Director                              46     9/10/96
Walter V. Arnold         Senior Vice President and Chief
                           Financial Officer                   52     2/23/87*
David F. Brooks          First Vice President and Assistant
                           Treasurer                           57     2/23/87*
Thomas W. Boland         Vice President and Controller         37     7/31/97
Dorothy F. Haughey       Secretary                             73     2/23/87*

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended July 31, 1999 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $157,000 were earned by the General Partner and its affiliates for the year ended July 31, 1999. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $31,000 for the year ended July 31, 1999.

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

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended July 31, 1999 is $98,000, representing reimbursements to this affiliate of the General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended July 31, 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


   (b) No reports on Form 8-K were filed during the last quarter of fiscal 1999.


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

                  PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                              By:  First Insured Mortgage Partners, Inc.
                                   -------------------------------------
                                   Managing General Partner


                              By:/s/ Bruce J. Rubin
                                 ------------------
                                 Bruce J. Rubin
                                 President and
                                 Chief Executive Officer


                              By:/s/ Walter V. Arnold
                                 --------------------
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer


                              By:/s/ Thomas W. Boland
                                 --------------------
                                 Thomas W. Boland
                                 Vice President and Controller

Dated:  October 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By:/s/ Bruce J. Rubin                    Date: October 27, 1999
   -----------------------                     ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher               Date: October 27, 1999
   -----------------------                     ----------------
   Terrence E. Fancher
   Director



                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                INDEX TO EXHIBITS



                                                         Page    Number   in   the
Exhibit No.          Description of Document             Report or Other Reference
----------------     -------------------------------     --------------------------

(3) and (4)          Prospectus  of the  Registrant      Filed with the Commission
                     dated  April  23,   1987,   as      pursuant  to Rule 424(c)
                     supplemented.                       and incorporated   herein
                                                         by reference.

(10)                 Material contracts  previously      Filed with the Commission
                     filed    as     exhibits    to      pursuant  to Section 13
                     registration   statements  and      or  15(d)  of the Securities
                     amendments   thereto   of  the      Exchange Act of 1934 and
                     registrant  together  with all      incorporated   herein  by
                     such   contracts    filed   as      reference.
                     exhibits of  previously  filed
                     Forms 8-K and  Forms  10-K are
                     hereby  incorporated herein by
                     reference.

(13)                 Annual Reports to Unitholders       No Annual  Report for the
                                                         year ended July 31,  1999
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

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                    Reference
                                                                    ---------

PaineWebber Insured Mortgage Partners 1-B, L.P.:

  Report of independent auditors                                        F-2

  Balance sheets as of July 31, 1999 and 1998                           F-3

  Statements of income and comprehensive income for the years
     ended July 31, 1999, 1998 and 1997                                 F-4

  Statements of changes in partners' capital (deficit) for the
     years ended July 31, 1999, 1998 and 1997                           F-5

  Statements of cash flows for the years ended July 31, 1999,
     1998 and 1997                                                      F-6

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

                         REPORT OF INDEPENDENT AUDITORS






The Partners
PaineWebber Insured Mortgage Partners 1-B, L.P.:

      We have audited the accompanying balance sheets of PaineWebber Insured Mortgage Partners 1-B, L.P. as of July 31, 1999 and 1998, and the related statements of income and comprehensive income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Insured Mortgage Partners 1-B, L.P. at July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                         /s/ERNST & YOUNG LLP
                                         --------------------
                                            ERNST & YOUNG LLP

Boston, Massachusetts
October 20, 1999

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                                 BALANCE SHEETS
                             July 31, 1999 and 1998
                    (In thousands, except for per Unit data)

                                     ASSETS

                                                         1999            1998
                                                         ----            ----
Investments in Debt Securities:
   Mortgage-Backed Securities available for sale $ 2,715 $ 4,178 Participating Insured Mortgage Loans available
      for sale                                          17,930         18,447
                                                     ---------      ---------
                                                        20,645         22,625

Cash and cash equivalents                                1,420          1,702
Interest and other receivables                             145            156
Deferred expenses, net of accumulated
  amortization of $973 ($796 in 1998)                      177            354
                                                     ---------      ---------
                                                     $  22,387      $  24,837
                                                     =========      =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                        $      25      $      27
Accounts payable and accrued expenses                       39             50
                                                     ---------      ---------
      Total liabilities                                     64             77

Partners' capital:
   General Partner:
     Capital contributions                                   1              1
     Cumulative net income                                 265            252
     Cumulative cash distributions                        (272)          (257)

   Corporate  Limited Partner and
       Unitholder Interests ($100 per Unit,
       551,604 Units issued):
     Capital contributions, net of offering costs       50,779         50,779
     Cumulative net income                              25,829         24,556
     Accumulated unrealized holding gains on
       debt securities                                     394            858
     Cumulative cash distributions                     (54,673)       (51,429)
                                                     ---------      ---------
      Total partners' capital                           22,323         24,760
                                                     ---------      ---------
                                                     $  22,387      $  24,837
                                                     =========      =========











                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                For the years ended July 31, 1999, 1998 and 1997
                      (In thousands, except per Unit data)


                                               1999        1998       1997
                                               ----        ----       ----
Revenues:
   Interest income - Debt Securities        $ 1,765     $ 1,919     $ 2,045
   Interest income - Money Market                91          81         148
                                            -------     -------     -------
                                              1,856       2,000       2,193

Expenses:
   General and administrative                   205         210         187
   Management fees                              188         201         213
   Amortization expense                         177         177          84
                                            -------     -------     -------
                                                570         588         484
                                            -------     -------     -------

Net income                                  $ 1,286     $ 1,412     $ 1,709

Other comprehensive income:
   Unrealized holding gains
     (losses) on debt securities               (464)        (50)        193
                                            -------     -------     -------

Comprehensive income                        $   822     $ 1,362     $ 1,902
                                            =======     =======     =======


Net income per Unit of Depositary
  Receipt                                   $  2.31     $  2.53     $  3.07
                                            =======     =======     =======

Cash distributions per Unit of
  Depositary Receipt                        $  5.88     $  4.51     $  9.32
                                            =======     =======     =======


   The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding during each year.


















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended July 31, 1999, 1998 and 1997
                                 (In thousands)


                                                        Corporate
                                                        Limited
                                             General    Partner and
                                             Partner    Unitholders      Total
                                             -------    -----------      -----

Balance at July 31, 1996                     $    1     $  29,161     $  29,162

Comprehensive income:
   Net income                                    17         1,692         1,709

   Net unrealized holding gains
      on debt securities                          -           193           193
                                             ------     ---------     ---------
                                                 17         1,885         1,902

Cash distributions                              (20)       (5,141)       (5,161)
                                             ------     ---------     ---------

Balance at July 31, 1997                         (2)       25,905        25,903

Comprehensive income:
   Net income                                    14         1,398         1,412

   Net unrealized holding losses
      on debt securities                          -           (50)          (50)
                                             ------     ---------     ---------
                                                 14         1,348         1,362

Cash distributions                              (16)       (2,489)       (2,505)
                                             ------     ---------     ---------

Balance at July 31, 1998                         (4)       24,764        24,760

Comprehensive income:
   Net income                                    13         1,273         1,286

   Net unrealized holding losses
      on debt securities                          -          (464)         (464)
                                             ------     ---------     ---------
                                                 13           809           822

Cash distributions                              (15)       (3,244)       (3,259)
                                             ------     ---------     ---------

Balance at July 31, 1999                     $   (6)    $  22,329     $  22,323
                                             ======     =========     =========










                             See accompanying notes.



                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
                For the years ended July 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1999        1998       1997
                                                             ----        ----       ----

Cash flows from operating activities:
  Net income                                              $  1,286    $  1,412    $ 1,709
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization expense                                      177         177         84
     Amortization of discount/premium on
         mortgage securities                                    61          60         17
     Changes in assets and liabilities:
      Interest and other receivables                            11           9          7
      Accounts payable - affiliates                             (2)         (2)        (1)
      Accounts payable and accrued expenses                    (11)         11        (12)
                                                          --------    --------    -------
         Total adjustments                                     236         255         95
                                                          --------    --------    -------
             Net cash provided by operating activities       1,522       1,667      1,804
                                                          --------    --------    -------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities        1,364       1,146        953
  Principal collections on Participating Insured
    Mortgage Loans                                              91          84         77
                                                          --------    --------    -------
         Net cash provided by investing activities           1,455       1,230      1,030
                                                          --------    --------    -------

Cash flows from financing activities:
  Distributions to Unitholders and partners                 (3,259)     (2,505)    (5,161)
                                                          --------    --------    -------
         Net cash used in financing activities              (3,259)     (2,505)    (5,161)
                                                          --------    --------    -------

Net (decrease) increase in cash and cash equivalents          (282)        392     (2,327)

Cash and cash equivalents, beginning of year                 1,702       1,310      3,637
                                                          --------    --------    -------

Cash and cash equivalents, end of year                    $  1,420    $  1,702   $  1,310
                                                          ========    ========   ========















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements



1.    Organization and Nature of Operations
      --------------------------------------

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

      The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is now evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and Quarter Mill Apartments were to prepay their participating loans in the near term. In addition, since the Partnership cannot require either of the owners to prepay their loans in the near term, the Partnership continues to investigate the benefits of selling one or both of the participating loans and some or all of the non-participating mortgage backed securities pools on the secondary market. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property, as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment. During fiscal year 1999, the Partnership continued to have discussions with the owners of Emerald Cove Apartments and Quarter Mill Apartments about the possibility of a prepayment of their loans before the end of calendar year 1999. While, to date, the discussions with the owners have not led to an agreement for the prepayment of the participating loans, the Partnership continues to have discussions with the owner of Emerald Cove. If the Partnership decides to pursue secondary market sales of its debt securities, it is possible that such sales, along with a liquidation of the Partnership, could be completed by December 31, 1999. If the Partnership chooses to pursue prepayments of the participating loans, it would appear unlikely that a liquidation of the Partnership could be completed prior to the end of calendar year 1999. However, the Partnership continues to pursue this goal.

2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of July 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended July 31, 1999. Actual results could differ from the estimates and assumptions used.

      The Partnership accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the provisions of SFAS No. 115, investments in debt and equity securities are classified as either trading securities, held-to-maturity, or available for sale based on management's intentions as to their ultimate disposition. The Partnership's debt securities have been classified as available for sale as of July 31, 1999 and 1998 and are stated at fair value on the accompanying balance sheets at those dates. In accordance with SFAS No. 115, the net unrealized holding gain or loss as of the date that the statement was first applied was recorded as an adjustment of the balance of a separate component of equity. Future unrealized holding gains or losses on securities classified as available for sale are reported as a net amount in the separate component of equity until realized. Unrealized holding gains or losses on debt securities are also recognized as a component of other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which the Partnership adopted in fiscal 1998. Information regarding the fair value of the Partnership's debt securities is disclosed in Notes 4 and 5. Beginning in fiscal 1998, the related discounts or premiums for these GNMA securities are being amortized using the effective interest method over the expected remaining holding period of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to decrease interest income by $31,000 in fiscal 1998 and 1999.

      In addition to the debt securities which are carried at fair value on the Partnership's balance sheets, the cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents approximate fair value as of July 31, 1999 and 1998 due to the short-term maturities of these instruments.

      Deferred expenses consist of legal fees incurred in connection with the organization of the Partnership and acquisition fees and acquisition expenses paid to the General Partner and its affiliates as compensation for analyzing, structuring and negotiating the Partnership's investments. Beginning in fiscal 1998, acquisition fees and expenses are being amortized using the straight-line method over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the acquisition fees and expenses were being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to increase amortization expense by $93,000 in fiscal 1998 and 1999.

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

      In connection with the acquisition of mortgage securities, the General Partner and its affiliates were to receive acquisition fees in an amount not to exceed 1.5% of the gross offering proceeds for services rendered in connection with the investment by the Partnership in mortgage securities. Acquisition fees of $827,000 were paid by the Partnership to the General Partner and its affiliates. The General Partner and its affiliates also received a non-accountable acquisition expense allowance of 1.5% of the Gross Offering Proceeds. Acquisition expenses in excess of 1.5% of the Gross Offering Proceeds were to be paid by the General Partner. Non-accountable acquisition expenses aggregating $827,000 were paid to the General Partner and its affiliates.

      For services rendered in managing the business of the Partnership, the Partnership shall pay the General Partner and its affiliates an Asset Management Fee equal to 0.75% per annum of the outstanding principal balance of the mortgage securities of the Partnership. Asset management fees of $157,000, $168,000 and $175,000 were earned by the General Partner and its affiliates for the years ended July 31, 1999, 1998 and 1997, respectively. PWPI also furnishes additional asset management and advisory services to the Partnership and receives additional asset management fees as compensation for such services. The additional management fees paid by the Partnership totalled $31,000, $33,000 and $38,000 for the years ended July 31, 1999, 1998 and 1997, respectively. Accounts payable affiliates at July 31, 1999 and 1998 consists of $25,000 and $27,000, respectively, of management fees payable to the General Partner and its affiliates.

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

      Included in general and administrative expenses for the years ended July 31, 1999, 1998 and 1997 is $98,000, $94,000 and $95,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $6,000 and $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999, 1998 and 1997, respectively.

4.    Mortgage-Backed Securities
      --------------------------

      At July 31, 1999 and 1998 the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                   July 31, 1999                         July 31, 1998
                         -------------------------------      --------------------------------
                         Estimated                             Estimated
                         Market       Face     Amortized       Market      Face      Amortized
     Description         Value        Value    Cost            Value       Value     Cost
     ------------        ------       -----    ----            -----       -----     ----

    9.5% GNMA Pool       $ 1,056    $   986    $   982        $ 1,394     $ 1,294    $ 1,286

    9.0% GNMA Pool            78         76         79            178         174        181

    8.0% GNMA Pool         1,469      1,437      1,480          2,382       2,289      2,376

    7.5% GNMA Pool           112        112        111            224         218        216
                         -------    -------    -------        -------     -------    -------
                         $ 2,715    $ 2,611    $ 2,652        $ 4,178     $ 3,975    $ 4,059
                         =======    =======    =======        =======     =======    =======

      As discussed further in Note 2, the Partnership's investments in MBS are carried at fair value as of July 31, 1999 and 1998. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

5.    Investments in Participating Insured Mortgage Loans
      ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at July 31, 1999 and 1998 are comprised of the following (in thousands):


                                                     July 31, 1999                July 31, 1998
                                                -----------------------      ------------------------
    GNMA                                         Estimated                    Estimated
    Certificate                     Interest     Market      Amortized        Market       Amortized
    Number         Property         Rate         Value       Cost             Value        Cost
    ------         --------         ----         -----       ----             -----        ----

    279985         Quarter Mill     8.50%        $  7,236    $  7,094         $  7,403     $  7,132
    279119         Emerald Cove     8.75%          10,694      10,504           11,044       10,576
                                                 --------    --------         --------     --------
                                                 $ 17,930    $ 17,598         $ 18,447     $ 17,708
                                                 ========    ========         ========     ========

     As discussed further in Note 2, the Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of July 31, 1999 and 1998. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by a pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,547 are due through maturity, on October 15, 2031. Scheduled principal repayments of $222,824 have been received through July 31, 1999.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Beginning in fiscal 1998, the premium is being amortized using the effective interest method over the expected remaining holding period of the investment of three years. Prior to fiscal 1998, the premium was being amortized over the original estimated holding period of fifteen years. The effect of this change in accounting estimate was to decrease interest income by $12,000 in fiscal 1998. Monthly payments of principal and interest totalling approximately $81,133 are due through maturity, on August 15, 2031. Scheduled principal repayments of $299,093 have been received through July 31, 1999.

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

      The Contingent Component of the Participating Insured Mortgage Loans provides for the payment of Contingent Interest equal to 25% of the Net Project Cash Flow, if any, (30% for the Virginia Project) and 25% of the Net Project Residuals, if any, derived from the applicable Project; provided, however, that to the extent the applicable Project fails to generate certain minimum amounts of Net Project Cash Flow, the share of Net Project Residuals to which the Partnership is entitled may be increased to up to 50%. In addition to the deduction for the outstanding principal balance of the first mortgage relating to each Participating Insured Mortgage Loan, Net Project Residuals shall also be reduced by certain FHA-approved development costs and by certain amounts advanced by the applicable project owner from its own funds to fund operating deficits or provide working capital for the applicable Project. The obligation of a project owner to pay Contingent Interest is evidenced by a Subordinated Promissory Note of such project owner which in turn is secured by a second mortgage on the applicable Project. The obligations of each project owner to pay Contingent Interest is secured by a lien on all of the interests in such project owner. Neither FHA Insurance nor any GNMA Security will provide for the payment of Contingent Interest with respect to any Participating Insured Mortgage Loan. No Contingent Interest has been earned with respect to the Emerald Cove Participating Insured Mortgage Loan to date. During fiscal 1999, 1998 and 1997, the Partnership received approximately $27,000, $54,000, and $49,000, respectively, representing its 30% share of the surplus cash generated by the Quarter Mill property. Such amounts are included in interest income on the accompanying statements of income. Cumulative Contingent Interest received from the Quarter Mill property totalled approximately $213,000 as of July 31, 1999.

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

6.    Subsequent Event
      ----------------

      On September 15, 1999, the Partnership distributed $445,000 to the Unitholders, $4,000 to the General Partner and $7,000 to PWPI as an asset management fee for the quarter ended July 31, 1999.

Schedule IV - Investments in Mortgage Loans on Real Estate

                                             PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                                                               July 31, 1999
                                                              (In thousands)

                                                                                                 Carrying      Amount of loans
                       Coupon             Final maturity     Periodic            Face amount     amount of     subject to delinquent
Description            Interest rate      date               payment terms       of mortgages    mortgages     principal or interest
-----------            -------------      ----               -------------       ------------    ---------     ---------------------


GNMA Single Loan Pool:

Quarter Mill Apts.     8.50%             10/15/2031         Interest and         $  7,094        $  7,236       N/A
Apartment Complex                                           principal payable
Richmond, VA                                                monthly ($53,547)
Pool #279985                                                through maturity.


Emerald Cove Apts.     8.75%             8/15/2031          Interest and           10,485          10,694       N/A
Apartment Complex                                           principal payable
Charlotte, NC                                               monthly ($81,133)
Pool #279119                                                through maturity.
                                                                                 --------         -------
TOTALS                                                                           $ 17,579         $17,930
                                                                                 ========         =======


                                                   1999              1998            1997
                                                   ----              ----            ----

   Balance at beginning of year                 $ 18,447           $ 18,586          $ 18,539
     Collections of principal                        (91)               (84)              (77)
     Amortization of premium                         (19)               (19)               (7)
     Net unrealized holding gains (losses)          (407)               (36)              131
                                                --------           --------          --------
   Balance at close of year                     $ 17,930           $ 18,447          $ 18,586
                                                ========           ========          ========
