Form 10-Q
period 1999-10-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 1999-12-10
CIK 857098

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED OCTOBER 31, 1999

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

                                 BALANCE SHEETS
                 October 31, 1999 and July 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 October 31       July 31
                                                 ----------       -------
Investments in Debt Securities:
   Mortgage-Backed Securities
     available for sale                            $  2,528       $  2,715
   Participating Insured Mortgage Loans
     available for sale                              17,958         17,930
                                                   --------       --------
                                                     20,486         20,645

Cash and cash equivalents                             1,548          1,420
Interest and other receivables                          143            145
Deferred expenses, net                                  133            177
                                                   --------       --------
                                                   $ 22,310       $ 22,387
                                                   ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $     26       $     25
Accounts payable and accrued expenses                    36             39
Partners' capital                                    22,248         22,323
                                                   --------       --------
                                                   $ 22,310       $ 22,387
                                                   ========       ========


















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the three months ended October 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                                     Three Months Ended
                                                          October 31,
                                                  ------------------------
                                                    1999             1998
                                                    ----             ----

Revenues:
   Interest income - Debt Securities              $   418          $   442
   Interest income - Money Market                      20               26
                                                  -------          -------
                                                      438              468

Expenses:
   Management fees                                     45               49
   General and administrative                          38               43
   Amortization expense                                44               44
                                                  -------          -------
                                                      127              136
                                                  -------          -------

Net income                                            311              332

Other comprehensive income (loss):
   Unrealized holding gains and (losses)
    on debt securities                                 64             (249)
                                                  -------          -------


Comprehensive income                              $   375          $    83
                                                  =======          =======


Net income per Unit of Depositary Receipt         $  0.56          $  0.60
                                                  =======          =======

Cash distributions per Unit of
  Depositary Receipt                              $  0.81          $  0.86
                                                  =======          =======

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.


                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended October 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                            Corporate Limited
                                                  General      Partner and
                                                  Partner      Unitholders
                                                  -------      -----------

Balance at July 31, 1998                          $   (4)      $ 24,764

Comprehensive income:
    Net income                                         3            329
    Net unrealized holding losses
       on debt securities                              -           (249)
                                                  ------       --------
                                                       3             80

Cash distributions                                    (4)          (474)
                                                  ------       --------

Balance at October 31, 1998                       $   (5)      $ 24,370
                                                  ======       ========

Balance at July 31, 1999                          $   (6)      $ 22,329

Comprehensive income:
    Net income                                         3            308
    Net unrealized holding gain
       on debt securities                              -             64
                                                  ------       --------
                                                       3            372

Cash distributions                                    (4)          (446)
                                                  ------       --------

Balance at October 31, 1999                       $   (7)      $ 22,255
                                                  ======       ========











                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
              For the three months ended October 31, 1999 and 1998
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                        1999        1998
                                                        ----        ----
Cash flows from operating activities:
  Net income                                          $  311       $  332
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization expense                                   44           44
   Amortization of discount/premium on debt
     securities                                           16           19
   Changes in assets and liabilities:
     Interest and other receivables                        2            3
     Accounts payable - affiliates                         1            -
     Accounts payable and accrued expenses                (3)         (10)
                                                      ------       ------
      Total adjustments                                   60           56
                                                      ------       ------
      Net cash provided by operating activities          371          388
                                                      ------       ------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
     Securities                                          183          326
  Principal collections on Participating Insured
    Mortgage Loans                                        24           22
                                                      ------       ------
      Net cash provided by investing activities          207          348
                                                      ------       ------

Cash flows from financing activities:
  Distributions to Unitholders and partners             (450)        (478)
                                                      ------       ------

Net increase in cash and cash equivalents                128          258

Cash and cash equivalents, beginning of period         1,420        1,702
                                                      ------       ------
Cash and cash equivalents, end of period              $1,548       $1,960
                                                      ======       ======








                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended July 31, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of October 31, 1999 and July 31, 1999 and revenues and expenses for each of the three-month periods ended October 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

     The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans in the near term. The current strength of the national real estate market and the favorable interest rate environment for the sale or refinancing of multi-family apartment properties make the prospect of a prepayment transaction a potentially attractive option for the property owners. During fiscal year 1999, the Partnership continued to have discussions with the owners of the Emerald Cove Apartments and the Quarter Mill Apartments about the possibility of a prepayment of their loans before the end of calendar year 1999 or in early calendar year 2000. While, to date, the discussions with the owners have not led to an agreement for the prepayment of the participating loans, the Partnership continues to have discussions with the owner of Emerald Cove. While the Partnership cannot require either of the owners to prepay their loans in the near term, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed security pools on the secondary market. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 4% to 2% of the outstanding loan balances depending on the date of the prepayment. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment. With respect to the Quarter Mill investment, subsequent to the quarter ended October 31, 1999 the Partnership engaged the services of a nationally recognized mortgage brokerage firm to market the participating loan for sale. Initial marketing materials have been distributed to over 100 buyers of these types of investments in the secondary market. All offers are due by January 15, 2000 and a sale is expected to close shortly thereafter if the offers equal or exceed a specified minimum price. Regardless of whether the Partnership decides to pursue secondary market sales of its debt securities or chooses to pursue prepayments of the participating loans, a liquidation of the Partnership will not be completed until the first quarter of calendar year 2000 at the earliest. There can be no assurances, however, that the disposition of the remaining investments and a liquidation of the Partnership will be completed within this time frame.

2.  Mortgage-Backed Securities
    --------------------------

      At October 31, 1999 and July 31, 1999, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):


                                     October 31, 1999                        July 31, 1999
                         --------------------------------        ---------------------------------
                         Estimated                                Estimated
                         Market        Face     Amortized         Market        Face     Amortized
     Description         Value         Value      Cost            Value         Value      Cost
     ------------        ------        -----      ----            -----         -----      ----

    9.5% GNMA Pool       $   965     $   900    $   897          $ 1,056      $   986    $   982

    9.0% GNMA Pool            70          66         69               78           76         79

    8.0% GNMA Pool         1,386       1,356      1,388            1,469        1,437      1,480

    7.5% GNMA Pool           107         106        105              112          112        111
                         -------     -------    -------          -------      -------    -------
                         $ 2,528     $ 2,428    $ 2,459          $ 2,715      $ 2,611    $ 2,652
                         =======     =======    =======          =======      =======    =======

      The Partnership's investments in MBS are carried at fair value as of October 31, 1999 and July 31, 1999. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus.

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

3.  Investments in Participating Insured Mortgage Loans
    ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at October 31, 1999 and July 31, 1999 are comprised of the following (in thousands):

                                                 October 31, 1999                    July 31, 1999
                                             -----------------------           -------------------------
    GNMA                                      Estimated                         Estimated
    Certificate                    Interest   Market       Amortized            Market         Amortized
    Number          Property       Rate       Value        Cost                 Value          Cost
    ------          --------       ----       -----        ----                 -----          ----

    279985          Quarter Mill   8.50%      $  7,226    $  7,084              $  7,236      $  7,094
    279119          Emerald Cove   8.75%        10,732      10,485                10,694        10,504
                                              --------    --------              --------      --------
                                              $ 17,958    $ 17,569              $ 17,930      $ 17,598
                                              ========    ========              ========      ========


      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of October 31, 1999 and July 31, 1999. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by a pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,553 are due through maturity, on October 15, 2031. Scheduled principal repayments of $232,820 have been received through October 31, 1999.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,141 are due through maturity, on August 15, 2031. Scheduled principal repayments of $313,278 have been received through October 31, 1999.

4.  Related Party Transactions
    ---------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $45,000 and $49,000 for the three months ended October 31, 1999 and 1998, respectively. Included in these two amounts is $7,000 and $9,000, respectively, representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at both October 31, 1999 and July 31, 1999 consist of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the three months ended October 31, 1999 and 1998 is $25,000 and $24,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month period ended October 31, 1999 and 1998 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended July 31, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership is currently analyzing potential disposition strategies for its remaining investments. As part of these efforts, the Partnership is evaluating the current economic benefits it would receive if the owners of the Emerald Cove Apartments and the Quarter Mill Apartments were to prepay their participating loans in the near term. The current strength of the national real estate market and the favorable interest rate environment for the sale or refinancing of multi-family apartment properties make the prospect of a prepayment transaction a potentially attractive option for the property owners. During fiscal year 1999, the Partnership continued to have discussions with the owners of the Emerald Cove Apartments and the Quarter Mill Apartments about the possibility of a prepayment of their loans before the end of calendar year 1999 or in early calendar year 2000. While, to date, the discussions with the owners have not led to an agreement for the prepayment of the participating loans, the Partnership continues to have discussions with the owner of Emerald Cove. While the Partnership cannot require either of the owners to prepay their loans in the near term, the Partnership could possibly sell one or both of the participating loans and some or all of the non-participating mortgage-backed security pools on the secondary market. In this regard, a key consideration is the strength of the buying markets for these types of investments. Also, as part of any sale of its two participating mortgage loans, the Partnership would expect to receive fair value for its entitlement to participate in potential cash flow increases and capital appreciation from each property as well as for its entitlement to receive prepayment penalties if either of the participating loans were prepaid by the property owners. As discussed further below, as of the present date the amounts of the prepayment penalties which could be received on the two remaining participating loans range from 4% to 2% of the outstanding loan balances depending on the date of the prepayment. The prepayment penalties would apply if the participating loans were prepaid before June 2001 for its Quarter Mill investment and May 2002 for its Emerald Cove investment. With respect to the Quarter Mill investment, subsequent to the quarter ended October 31, 1999 the Partnership engaged the services of a nationally recognized mortgage brokerage firm to market the participating loan for sale. Initial marketing materials have been distributed to over 100 buyers of these types of investments in the secondary market. All offers are due by January 15, 2000 and a sale is expected to close shortly thereafter if the offers equal or exceed a specified minimum price. Regardless of whether the Partnership decides to pursue secondary market sales of its debt securities or chooses to pursue prepayments of the participating loans, a liquidation of the Partnership will not be completed until the first quarter of calendar year 2000 at the earliest. There can be no assurances, however, that the disposition of the remaining investments and a liquidation of the Partnership will be completed within this time frame.

      The Partnership's non-participating MBS have coupon interest rates ranging from 7.5% to 9.5%. Based on current market interest rate levels, the aggregate market value of these securities at the present time is slightly above both the aggregate face value and amortized cost, which includes any unamortized discounts or premiums. As of October 31, 1999, the Partnership's two remaining Participating Insured Mortgage Loans, which carry coupon interest rates of 8.5% and 8.75%, also had estimated market values slightly above their face values due to a variety of factors, including the participation features. Increases in market interest rates reduced the fair market values of both the participating loans and the non-participating MBS during fiscal 1999. Further increases in market interest rates and/or deterioration in general real estate market conditions in the near term could cause the aggregate market value of the Participating Insured Mortgage Loans and the portfolio of non-participating MBS investments to fall below face value and/or amortized cost. In the event that such circumstances were to occur, management is not prohibited from selling any security at a loss and may do so if it is believed that such a sale would be in the best interests of the Partnership.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, had been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998 and fiscal 1999, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totaling approximately $552,000, or $10.00 per original $1,000 investment, to the Limited Partners on March 13, 1998 concurrent with the regular quarterly distribution for the period ended January 31, 1998. During fiscal 1999 a special distribution of $25.00 per original $1,000 investment was paid to unit holders of record as of January 31, 1999. This special capital distribution, which was made on March 15, 1999 and totalled approximately $1,379,000, represented Partnership reserves that exceeded expected future requirements. Distributions are expected to continue to be made at a rate of 6.5% per annum on remaining invested capital throughout fiscal year 2000. Since the Partnership expects to be liquidated in the near term, management does not currently plan to make any further special capital distributions of excess cash reserves until the Partnership's investments have been sold or prepaid.

      The Partnership's two remaining Participating Insured Mortgage Loans are secured by the Emerald Cove and Quarter Mill apartment complexes. The occupancy level at Emerald Cove averaged 90% for the quarter ended October 31, 1999, unchanged from the quarter ended July 31, 1999. This average occupancy level still compares favorably to the average for the properties which compete with Emerald Cove in the local market. When necessary, the property's leasing team is matching the rental concessions offered by competing apartment communities. These rental concessions range from $600 to $800, depending on the apartment unit type, for those tenants signing a one year lease. There are four new apartment communities with a total of 1,246 units under construction in Emerald Cove's overall market. While these properties are not expected to compete directly, the property's leasing team continues to monitor their leasing progress. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1998 and then requires a prepayment penalty which declines ratably, from 5% to 2%, from April 1998 through April 2002. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the first quarter of fiscal 1999, the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past five years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its Participating Insured Mortgage Loan investments.

      The Quarter Mill Apartments continued its strong operating performance during the quarter ended October 31, 1999, with an average occupancy level of 98%, which compared with 97% for the quarter ended July 31, 1999. Because Quarter Mill Apartments participates in the Low Income Housing Tax Credit Program, its rental rates are based on the metropolitan area's median family income, rather than on market rent levels. A strong local rental market, combined with below market rental rates at Quarter Mill, has resulted in consistently high occupancy levels at the property. Property operations continue to generate small amounts of excess cash flow, a portion of which is payable to the Partnership as Contingent Interest. During fiscal 1999, 1998 and 1997, the Partnership received approximately $27,000, $54,000 and $49,000, respectively, representing its 30% share of the surplus cash, as defined. Construction of 484 new apartment units were completed in the property's local market area during the past year and 236 new apartment units are under construction. While these property are not expected to compete directly, the property's leasing teams is closely monitoring their leasing progress. The Quarter Mill Participating Insured Mortgage Loan became open to prepayment in May 1996 with a specified prepayment penalty which declines ratably, from 10% to 2%, from May 1996 through May 2001. During fiscal 1998 and 1999, the Partnership and the owner of Quarter Mill engaged in very preliminary discussions concerning a potential prepayment of the Participating Insured Mortgage Loan. However, to date no formal proposals to prepay the loan have been received from the owner of Quarter Mill.

      At October 31, 1999, the Partnership had cash and cash equivalents of approximately $1,548,000. Such amounts will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from Participating Insured Mortgage Loans and Net Project Residuals from the sale or refinancing of the properties securing such investments. As noted above, the Partnership expects to be liquidated in the near term. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended October 31, 1999
-----------------------------------

      The Partnership reported net income of $311,000 for the three months ended October 31, 1999, as compared to net income of $332,000 for the same period in the prior year. This decrease in net income for the first quarter of fiscal 2000 resulted from a decrease in total revenues of $30,000 which was partially offset by a decrease in total expenses of $9,000. The decrease in revenues was the result of a $24,000 decline in interest income from debt securities and a decrease of $6,000 in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities and prepayments on the MBS. The decrease in money market interest income resulted from a decrease in the average outstanding balance of the Partnership's invested cash reserves compared to the same period in the prior year as a result of the special distribution of excess reserves which was made in March 1999, as discussed further above. The decrease in total expenses was the result of a $5,000 decline in general and administrative expenses and a $4,000 reduction in management fee expense. General and administrative expenses decreased for the current three-month period primarily due to a reduction in certain required professional services. Management fee expense declined due to a decrease in the outstanding balances of the debt securities upon which such fees are based.

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 -------------------------------------
                                 Managing General Partner





Date:   December 10, 1999     By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer