Form 10-Q
period 2000-01-31
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 2000-03-01
CIK 857098

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED JANUARY 31, 2000

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

                                 BALANCE SHEETS
                 January 31, 2000 and July 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   January 31     July 31
                                                   ----------     -------

Investments in Debt Securities:
   Mortgage-Backed Securities available
      for sale                                      $  2,340      $  2,715
   Participating Insured Mortgage Loans
      available for sale                              10,717        17,930
                                                    --------      --------
                                                      13,057        20,645

Cash and cash equivalents                              9,270         1,420
Interest and other receivables                            93           145
Deferred expenses, net                                    70           177
                                                    --------      --------
                                                    $ 22,490      $ 22,387
                                                    ========      ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     25      $     25
Accounts payable and accrued expenses                     55            39
Partners' capital                                     22,410        22,323
                                                    --------      --------
                                                    $ 22,490      $ 22,387
                                                    ========      ========


















                             See accompanying notes.



                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    For the three and six months ended January 31, 2000 and 1999 (Unaudited)
                      (In thousands, except per Unit data)

                                         Three Months Ended         Six Months Ended
                                              January 31,               January  31,
                                         -------------------        ------------------
                                           2000       1999           2000       1999
                                           ----       ----           ----       ----

Revenues:
   Interest income - Debt Securities    $   405     $   438         $   823    $  885
   Interest income - Money Market            29          27              49        53
                                        -------     -------         -------    ------
                                            434         465             872       938

Expenses:

   Management fees                           45          47              90        96
   General and administrative                64          48             102        92
   Amortization expense                      44          44              88        88
                                         ------     -------         -------    ------
                                            153         139             280       276
                                        -------     -------         -------    ------
Operating income                            281         326             592       662

Gain on sale of Participating
   Insured Mortgage Loan                    519           -             519         -
                                        -------     -------         -------    ------
Net income                                  800         326           1,111       662

Other comprehensive income (loss):
   Unrealized holding gains (losses)
    on debt securities                      328         129             392      (120)
   Reclassification adjustment for
    gain on sale of debt security
    included in net income                 (519)          -            (519)        -
                                        -------     -------         -------    ------
                                           (191)        129            (127)     (120)
                                        -------     -------         -------    ------
Comprehensive income                    $   609     $   455         $   984    $  542
                                        =======     =======         =======    ======

Net income per Unit of Depositary
  Receipt                               $  1.43     $  0.58         $  1.99    $ 1.19
                                        =======     =======         =======    ======

Cash distributions per Unit of
  Depositary Receipt                    $  0.80     $  0.86         $  1.61    $ 1.72
                                        =======     =======         =======    ======


      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.

                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the six months ended January 31, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                              Corporate Limited
                                                    General      Partner and
                                                    Partner      Unitholders
                                                    -------      -----------

Balance at July 31, 1998                            $    (4)      $ 24,764

Comprehensive income:
    Net income                                            7            655
    Net unrealized holding loss on debt
      securities                                          -           (120)
                                                    -------       --------
                                                          7            535

Cash distributions                                       (8)          (946)
                                                    -------       --------
Balance at January 31, 1999                         $    (5)      $ 24,353
                                                    =======       ========

Balance at July 31, 1999                            $    (6)      $ 22,329

Comprehensive income:
    Net income                                           11          1,100
    Net unrealized holding gain on debt
      securities                                          -            392
    Reclassification adjustment for
      gain on sale of debt security
      included in net income                              -           (519)
                                                    -------       --------
                                                         11            973

Cash distributions                                       (7)          (890)
                                                    -------       --------
Balance at January 31, 2000                         $    (2)      $ 22,412
                                                    =======       ========









                             See accompanying notes.


                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended January 31, 2000 and 1999
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)
                                                                       2000        1999
                                                                       ----        ----

Cash flows from operating activities:
  Net income                                                          $ 1,111     $   662
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Gain on sale of Participating Insured Mortgage Loan                   (519)          -
   Amortization expense                                                    88          88
   Amortization of discount/premium on debt securities                     30          29
   Changes in assets and liabilities:
     Interest and other receivables                                        52           6
     Accounts payable - affiliates                                          -          (1)
     Accounts payable and accrued expenses                                 16          (3)
                                                                      -------     -------
      Total adjustments                                                  (333)        119
                                                                      -------     -------
      Net cash provided by operating activities                           778         781
                                                                      -------     -------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed Securities                     307         781
  Principal collections on Participating Insured
    Mortgage Loans                                                         50          46
  Net proceeds from sale of Participating Insured Mortgage Loan         7,612           -
                                                                      -------     -------
      Net cash provided by investing activities                         7,969         827
                                                                      -------     -------

Cash flows from financing activities:
  Distributions to Unitholders and partners                              (897)       (954)
                                                                      -------     -------
Net increase in cash and cash equivalents                               7,850         654

Cash and cash equivalents, beginning of period                          1,420       1,702
                                                                      -------     -------

Cash and cash equivalents, end of period                              $ 9,270     $ 2,356
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of January 31, 2000 and July 31, 1999 and revenues and expenses for each of the three- and six-month periods ended January 31, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      As previously reported, the Partnership has been analyzing potential disposition strategies for its remaining investments. As discussed further in
Note 3, on January 26, 2000 the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments, a 266-unit facility located in Richmond, Virginia. Subsequent to the disposition of the Partnership's Quarter Mill investment, management began the process of liquidating the Partnership's portfolio of non-participating mortgage-backed securities through secondary market sale transactions. As discussed further in Note 2, such sales were completed in late February 2000, with the Partnership receiving total proceeds of $2,318,000. In addition, the Partnership continues to evaluate the current economic benefits it would receive if the owner of the Emerald Cove Apartments was to prepay its Participating Loan in the near term. If a near term prepayment of the Emerald Cove investment is not completed, in all likelihood, the Partnership will conduct a secondary market sale process similar to the one completed for Quarter Mill. Under either scenario, management expects to be able to complete a liquidation of the Partnership by early in the second quarter of calendar year 2000. There are no assurances, however, that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

2.  Mortgage-Backed Securities
    -------------------------

      At January 31, 2000 and July 31, 1999, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                  January 31, 2000                       July 31, 1999
                       ---------------------------------      -----------------------------------
                        Estimated                              Estimated
                        Market      Face       Amortized       Market        Face       Amortized
     Description        Value       Value      Cost            Value         Value      Cost
     ------------       ------      -----      ----            -----         -----      ----

    9.5% GNMA Pool     $   893      $   856    $   854         $ 1,056       $   986    $   982

    9.0% GNMA Pool          57           57         59              78            76         79

    8.0% GNMA Pool       1,287        1,285      1,307           1,469         1,437      1,480

    7.5% GNMA Pool         103          106        105             112           112        111
                       -------      -------    -------         -------       -------    -------
                       $ 2,340      $ 2,304    $ 2,325         $ 2,715       $ 2,611    $ 2,652
                       =======      =======    =======         =======       =======    =======


      The Partnership's investments in MBS are carried at fair value as of January 31, 2000 and July 31, 1999. Investments in MBS are valued based on quoted market prices. The amortized cost of the MBS represents the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts are being amortized on a straight-line basis over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus. The loans included in these GNMA pool programs may be prepaid, without penalty, at any time.

      As discussed in Note 1, subsequent to the sale of the Quarter Mill Participating Insured Mortgage Loan, on January 26, 2000 (see Note 3), the Partnership began the process of liquidating its portfolio of non-participating mortgage-backed securities through secondary market sale transactions. Subsequent to the current quarter-end, the Partnership received total proceeds of $2,318,000 in connection with these sale transactions, which included accrued interest of $11,000. All of the sale transactions closed in February 2000. The 9.5% MBS, which were purchased at a discount on December 14, 1988, carried a coupon interest rate of 9.5% per annum and included loans with scheduled maturities between June 2009 and December 2009. The 9.5% MBS were sold at a premium with a settlement date of February 22, 2000. The 9.0% MBS, which were purchased at a premium on November 16, 1989, carried a coupon interest rate of 9.0% per annum and included loans with scheduled maturities between June 2001 and September 2002. The 9.0% MBS were sold at par with a settlement date of February 17, 2000. The 8.0% MBS, which were purchased at a premium on July 30, 1992, carried a coupon interest rate of 8.0% per annum and included loans with scheduled maturities in June 2022. The 8.0% MBS were sold at a slight premium with a settlement date of February 22, 2000. The 7.5% MBS, which were purchased at a discount on October 30, 1992, carried a coupon interest rate of 7.50% per annum and included loans with scheduled maturities in March 2022. The 7.5% MBS were sold at a discount with a settlement date of February 22, 2000. The net proceeds of the MBS sale transactions are expected to be included in a Special Distribution to the Unitholders to be paid on or before March 15, 2000. The Partnership will recognize a small net gain on these MBS sale transactions in the third quarter of fiscal 2000.

3.  Investments in Participating Insured Mortgage Loans
    ---------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at January 31, 2000 and July 31, 1999 are comprised of the following (in thousands):

                                            January 31, 2000                July 31, 1999
                                         ----------------------      ----------------------
    GNMA                                  Estimated                  Estimated
    Certificate                Interest   Market      Amortized      Market       Amortized
    Number      Property       Rate       Value       Cost           Value        Cost
    ------      --------       ----       -----       ----           -----        ----

    279985      Quarter Mill   8.50%      $     -     $     -        $ 7,236      $ 7,094
    279119      Emerald Cove   8.75%       10,717      10,466         10,694       10,504
                                          -------     -------        -------      -------
                                          $10,717     $10,466        $17,930      $17,598
                                          =======     =======        =======      =======


      The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of January 31, 2000 and July 31, 1999. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by a pricing service which determines the valuations based on a comparison of recent market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,553 were due through maturity, on October 15, 2031.

      As discussed in Note 1, on January 26, 2000, the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments. The Quarter Mill Participating Insured Mortgage Loan consists of a GNMA Certificate with an 8.5% coupon interest rate and a subordinated note securing the Contingent Component of the Partnership's interest in the Quarter Mill property. The Contingent Component of the Participating Insured Mortgage Loan provides for the payment of Contingent Interest equal to 30% of the Net Project Cash Flow, if any, and 25% of the Net Project Residuals, if any, derived from the applicable Project. The face value of the GNMA Certificate as of the date of the sale was approximately $7,074,000. The excess of the total proceeds over the face amount of the GNMA Certificate reflects a premium of $108,000 on the GNMA Certificate itself, accrued interest of $40,000 through the date of the sale and a value of $525,000 attributed to the Contingent Component. As previously reported, the Partnership had engaged the services of a nationally recognized mortgage brokerage firm to market the Quarter Mill Participating Loan for sale. Initial marketing materials were distributed to over 100 buyers of these types of investments in the secondary market. All offers were due by January 19, 2000 and a sale was expected to close shortly thereafter if the offers equaled or exceeded a specified minimum price. As a result of these marketing efforts, several offers were received and the minimum sale price was exceeded. The winning bidder funded a non-refundable deposit of $105,000 on January 20, and the remainder of the proceeds were received on January 26. The Partnership paid a commission of $95,000 to the mortgage broker in connection with this sale transaction. As a result of this transaction, the Partnership no longer has any interest in the Quarter Mill property. As a result of the disposition on January 26, 2000 of the Partnership's investments secured by the Quarter Mill Apartments, the Partnership expects to make a Special Distribution of the net proceeds of this transaction to the Unitholders on or before March 15, 2000. The Partnership recognized a gain of $519,000 on the sale of the Quarter Mill Participating Insured Mortgage Loan.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,141 are due through maturity, on August 15, 2031. Scheduled principal repayments of $327,784 have been received through January 31, 2000.

4.  Related Party Transactions
    --------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $90,000 and $96,000 for the six months ended January 31, 2000 and 1999, respectively. Included in these two amounts is $15,000 and $17,000, respectively, representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at both January 31, 2000 and July 31, 1999 consist of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the six months ended January 31, 2000 and 1999 is $42,000 and $48,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month period ended January 31, 2000 and 1999 is $1,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been analyzing potential disposition strategies for its remaining investments. As part of these efforts, on January 26, 2000 the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments, a 266-unit facility located in Richmond, Virginia. The Quarter Mill Participating Insured Mortgage Loan consists of a GNMA Certificate with an 8.5% coupon interest rate and a subordinated note securing the Contingent Component of the Partnership's interest in the Quarter Mill property. The Contingent Component of the Participating Insured Mortgage Loan provides for the payment of Contingent Interest equal to 30% of the Net Project Cash Flow, if any, and 25% of the Net Project Residuals, if any, derived from the applicable Project. The face value of the GNMA Certificate as of the date of the sale was approximately $7,074,000. The excess of the total proceeds over the face amount of the GNMA Certificate reflects a premium of $108,000 on the GNMA Certificate itself, accrued interest of $40,000 through the date of the sale and a value of $525,000 attributed to the Contingent Component. As previously reported, the Partnership had engaged the services of a nationally recognized mortgage brokerage firm to market the Quarter Mill Participating Loan for sale. Initial marketing materials were distributed to over 100 buyers of these types of investments in the secondary market. All offers were due by January 19, 2000 and a sale was expected to close shortly thereafter if the offers equaled or exceeded a specified minimum price. As a result of these marketing efforts, several offers were received and the minimum sale price was exceeded. The winning bidder funded a non-refundable deposit of $105,000 on January 20, and the remainder of the proceeds were received on January 26. The Partnership paid a commission of $95,000 to the mortgage broker in connection with this sale transaction. As a result of this transaction, the Partnership no longer has any interest in the Quarter Mill property. As a result of the disposition on January 26, 2000 of the Partnership's investments secured by the Quarter Mill Apartments, the Partnership expects to make a Special Distribution of the net proceeds of this transaction to the Unitholders on or before March 15, 2000.

      Subsequent to the sale of the Quarter Mill Participating Insured Mortgage Loan, the Partnership began the process of liquidating its portfolio of non-participating mortgage-backed securities, which carried coupon interest rates ranging from 7.5% to 9.5%. The portfolio of MBS was sold at a net premium subsequent to the quarter end, in February 2000. The Partnership received total proceeds of $2,318,000 in connection with these sale transactions, which included accrued interest of $11,000. The net proceeds of the MBS sale transactions are expected to be included in a Special Distribution to the Unitholders to be paid on or before March 15, 2000. The Partnership will recognize a small net gain on these MBS sale transactions in the third quarter of fiscal 2000.

      In addition to the transactions described above, the Partnership continues to evaluate the current economic benefits it would receive if the owner of the Emerald Cove Apartments were to prepay their participating loan in the near term. The current strength of the national real estate market and the favorable interest rate environment for the sale or refinancing of multi-family apartment properties make the prospect of a prepayment transaction a potentially attractive option for the property owner. During fiscal year 1999, the Partnership continued to have discussions with the owner of the Emerald Cove Apartments about the possibility of a prepayment of its loan before the end of calendar year 1999 or in early calendar year 2000. While, to date, the discussions with the owner have not led to an agreement for the prepayment of the participating loan, the Partnership continues to have discussions with the owner of Emerald Cove. If a near term prepayment of the Emerald Cove investment is not completed, in all likelihood, the Partnership will conduct a secondary market sale process similar to the one completed for Quarter Mill. Under either scenario, management expects to be able to complete a liquidation of the Partnership by early in the second quarter of calendar year 2000. There are no assurances, however, that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

      As previously reported, generally low market interest rates have prompted a high level of refinancing activity over the past several years, resulting in significant prepayments on the Partnership's non-participating mortgage-backed securities. Such prepayments had the effect of reducing the Partnership's investment income and cash flows from operating activities and increasing the outstanding balance of the Partnership's cash reserves. Regular quarterly distributions are comprised of investment income and return of capital which results from the scheduled amortization of mortgage principal on all of the debt securities as well as principal prepayments from the non-participating GNMA mortgage-backed securities. Such principal prepayments are unpredictable and, as noted above, had been high during recent years but declined during fiscal 1997, resulting in a reduction in cash flows from investing activities. Based on this decline in the rate of principal prepayments and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998 and fiscal 1999, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Unitholders on March 13, 1998 concurrent with the regular quarterly distribution for the period ended January 31, 1998. During fiscal 1999 a special distribution of $25.00 per original $1,000 investment was paid to Unitholders of record as of January 31, 1999. This special capital distribution, which was made on March 15, 1999 and totalled approximately $1,379,000, represented Partnership reserves that exceeded expected future requirements. Distributions will continue to be made at a rate of 6.5% per annum on remaining invested capital through the payment to be made on or before March 15, 2000 for the quarter ended January 31, 2000. However, since the Partnership expects to be liquidated within the next three months, no future regular quarterly distributions are planned. The Partnership's final distribution would include the net proceeds from the disposition of the Emerald Cove Participating Insured Mortgage Loan along with the Partnership's remaining cash reserves after the payment of all liquidation-related expenses. Management is currently reassessing its cash reserve requirements in light of the Quarter Mill and non-participating MBS sale transactions and may include a capital distribution of excess cash reserves as part of the Special Distribution to be paid to the Unitholders on or before March 15, 2000 from the proceeds of the aforementioned sale transactions.

     The Partnership's remaining Participating Insured Mortgage Loan is secured by the Emerald Cove apartment complex. The occupancy level at Emerald Cove averaged 89% for the quarter ended January 31, 2000, down from 90% for the quarter ended October 31, 1999. This average occupancy level still compares favorably to the average for the properties which compete with Emerald Cove in the local market. When necessary, the property's leasing team is matching the rental concessions offered by competing apartment communities. These rental concessions range from $500 to $900, depending on the apartment unit type, for those tenants signing a one year lease. As previously reported, there are four new apartment communities with a total of 1,246 units under construction in Emerald Cove's overall market. While these properties are not expected to compete directly, the property's leasing team continues to monitor their leasing progress. Prepayment of the Partnership's Emerald Cove Participating Insured Mortgage Loan was restricted through March 1998 and then requires a prepayment penalty which declines ratably, from 5% to 2%, from April 1998 through April 2002. During the quarter ended April 30, 1998, the Emerald Cove owner informed the Partnership that the property was being actively marketed for sale and asked that the Partnership specify the terms upon which it would accept prepayment of the participating loan. During the quarter ended July 31, 1998, the owner of the Emerald Cove Apartments approached the Partnership regarding a prepayment of the participating mortgage loan as part of a potential sale of the Emerald Cove property. However, during the first quarter of fiscal 1999, the Partnership was informed that the potential buyer and the owner were not able to agree on final terms and that a sale would not occur. As previously reported, the owner of the Emerald Cove Apartments has initiated discussions of prepayment on several occasions over the past five years, but none of those discussions have resulted in a prepayment transaction. As a result, as noted above, the Partnership is presently reviewing other potential disposition options for its remaining Participating Insured Mortgage Loan investment.

      At January 31, 2000, the Partnership had cash and cash equivalents of approximately $9,270,000. This amount includes the net proceeds from the sale of the Quarter Mill Participating Insured Mortgage Loan of $7,612,000 which will be distributed to the Unitholders on or before March 15, 2000. Such amounts remaining after the distribution of these sale proceeds will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's mortgage securities, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from the remaining Participating Insured Mortgage Loan and Net Project Residuals from the sale or refinancing of the property securing the remaining participating mortgage loan investment.

Results of Operations
Three Months Ended January 31, 2000
-----------------------------------

      The Partnership reported net income of $800,000 for the three months ended January 31, 2000, as compared to net income of $326,000 for the same period in the prior year. This increase in net income is a result of the $519,000 gain realized in the current period on the sale of the Participating Insured Mortgage Loan secured by the Quarter Mill Apartments. The gain realized on the Quarter Mill sale was partially offset by a $45,000 decrease in operating income. This decrease in operating income for the second quarter of fiscal 2000 resulted from a decrease in total revenues of $31,000 and an increase in total expenses of $14,000. The decrease in revenues was the result of a decline in interest income from debt securities. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities, prepayments on the MBS and the sale of the Quarter Mill loan on January 26, 2000. The increase in total expenses was the result of a $16,000 increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in certain required professional fees incurred in connection with the potential liquidation of the Partnership. The decrease in interest income from debt securities and the increase in general and administrative expenses were partially offset by a decrease in management fee expense and an increase in money market interest income. Management fee expense declined by $2,000 due to a decrease in the outstanding balances of the debt securities upon which such fees are based. Money market interest income increased by $2,000 due to the receipt and temporary investment of the proceeds received from the sale of the Quarter Mill loan.

Six Months Ended January 31, 2000
---------------------------------

      The Partnership reported net income of $1,111,000 for the six months ended January 31, 2000, as compared to net income of $662,000 for the same period in the prior year. This increase in net income is a result of the $519,000 gain realized in the current period on the sale of the Participating Insured Mortgage Loan secured by the Quarter Mill Apartments. The gain realized on the Quarter Mill sale was partially offset by a $70,000 decrease in operating income. This decrease in operating income resulted from a decrease in total revenues of $66,000 and an increase in total expenses of $4,000. The decrease in revenues was the result of a $62,000 decline in interest income from debt securities and a $4,000 decrease in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities, prepayments on the MBS and the sale of the Quarter Mill loan on January 26, 2000. The decrease in money market interest income resulted from a decrease in the average outstanding balance of the Partnership's invested cash reserves compared to the same period in the prior year as a result of the special distribution of excess reserves which was made in March 1999, as discussed further above. The increase in total expenses was the result of a $10,000 increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in certain required professional fees incurred in connection with the potential liquidation of the Partnership. The increase in general and administrative expenses was partially offset by a decrease in management fee expense of $6,000. Management fee expense declined due to a decrease in the outstanding balances of the debt securities upon which such fees are based.

                                     PART II
                                Other Information




Item 1. through 5.    NONE
------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:        NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K dated January 26, 2000 was filed by the registrant subsequent to the current quarter end to report the sale of the Participating Insured Mortgage Loan secured by the Quarter Mill Apartments and is hereby incorporated herein by reference.

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

                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 -------------------------------------
                                 Managing General Partner



Date:   February 29, 2000       By:   /s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer