Form 10-Q
period 2000-04-30
PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B L P
filed 2000-06-09
CIK 857098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED APRIL 30, 2000

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

                                 BALANCE SHEETS
                  April 30, 2000 and July 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                     ------

                                                   April 30       July 31
                                                   --------       -------

Investments in Debt Securities:
   Mortgage-Backed Securities
     available for sale                          $       -      $   2,715
   Participating Insured Mortgage Loans
     available for sale                             10,637         17,930
                                                 ---------      ---------
                                                    10,637         20,645

Cash and cash equivalents                              693          1,420
Interest and other receivables                          76            145
Deferred expenses, net                                  25            177
                                                 ---------      ---------
                                                 $  11,431      $  22,387
                                                 =========      =========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable - affiliates                    $       -      $      25
Accounts payable and accrued expenses                   27             39
Partners' capital                                   11,404         22,323
                                                 ---------      ---------
                                                 $  11,431      $  22,387
                                                 =========      =========


















                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     For the three and nine months ended April 30, 2000 and 1999 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended      Nine Months Ended
                                           April 30,              April 30,
                                      ------------------      -----------------
                                        2000      1999         2000      1999
Revenues:                               ----      ----         ----      ----
   Interest income - Debt Securities   $   236   $   430     $  1,059   $ 1,315
   Interest income - Money Market           67        21          116        74
                                       -------   -------     --------   -------
                                           303       451        1,175     1,389
Expenses:
   Management fees                           -        47           90       143
   General and administrative              105        61          207       152
   Amortization expense                     45        43          133       132
                                       -------   -------     --------   -------
                                           150       151          430       427
                                       -------   -------     --------   -------
Operating income                           153       300          745       962

Gain on sale of Mortgage-Backed
  Securities                                16         -           16         -

Gain on sale of Participating
  Insured Mortgage Loan                      -         -          519         -
                                       -------   -------     --------   -------
Net income                                 169       300        1,280       962

Other comprehensive income (loss):
   Unrealized holding gains (losses)
     on debt securities                    (61)       (2)         331      (122)
   Reclassification adjustment for
     gain on sale of debt securities
     included in net income                (16)        -         (535)        -
                                       -------   -------     --------   -------
                                           (77)       (2)        (204)     (122)
                                       -------   -------     --------   -------
Comprehensive income                   $    92   $   298     $  1,076   $   840
                                       =======   =======     ========   =======

Net income per Unit of
  Depositary Receipt                   $  0.30    $ 0.54      $  2.29    $ 1.73
                                       =======    ======      =======    ======

Cash distributions per Unit of
  Depositary Receipt                   $ 20.11    $ 3.35      $ 21.72    $ 5.70
                                       =======    ======      =======    ======

      The above net income and cash distributions per Unit of Depositary Receipt are based upon the 551,604 Units outstanding for each period.

                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended April 30, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                            Corporate Limited
                                                  General      Partner and
                                                  Partner      Unitholders
                                                  -------      -----------

Balance at July 31, 1998                           $   (4)         $ 24,764

Comprehensive income:
    Net income                                         10               952
    Net unrealized holding losses
      on debt securities                                -              (122)
                                                   ------          --------
                                                       10               830

Cash distributions                                    (12)           (2,796)
                                                   ------          --------

Balance at April 30, 1999                          $   (6)         $ 22,798
                                                   ======          ========

Balance at July 31, 1999                           $   (6)         $ 22,329

Comprehensive income:
     Net income                                        13             1,267
     Net unrealized holding gain
       on debt securities                               -               331
     Reclassification adjustment for
       gain on sale of debt securities
       included in net income                           -              (535)
                                                   ------          --------
                                                       13             1,063

Cash distributions                                     (7)          (11,988)
                                                   ------          --------

Balance at April 30, 2000                          $    -          $ 11,404
                                                   ======          ========







                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.

                            STATEMENTS OF CASH FLOWS
                For the nine months ended April 30, 2000 and 1999
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                        2000        1999
                                                        ----        ----

Cash flows from operating activities:
  Net income                                        $  1,280    $    962
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Gain on sale of Mortgage-Backed Securities            (16)          -
   Gain on sale of Participating Insured
     Mortgage Loan                                      (519)          -
   Amortization expense                                  133         132
   Amortization of discount/premium on
     debt securities                                      35          46
   Changes in assets and liabilities:
     Interest and other receivables                       69          10
     Accounts payable - affiliates                       (25)          -
     Accounts payable and accrued expenses               (12)         (7)
                                                    --------    --------
      Total adjustments                                 (335)        181
                                                    --------    --------
      Net cash provided by operating activities          945       1,143
                                                    --------    --------

Cash flows from investing activities:
  Principal collections on Mortgage-Backed
    Securities                                           340       1,080
  Principal collections on Participating Insured
    Mortgage Loans                                        64          68
  Net proceeds from sale of Mortgage-Backed
    Securities                                         2,307           -
  Net proceeds from sale of Participating
    Insured Mortgage Loan                              7,612           -
                                                    --------    --------
      Net cash provided by investing activities       10,323       1,148
                                                    --------    --------

Cash flows from financing activities:
  Distributions to Unitholders and partners          (11,995)     (2,808)
                                                    --------    --------

Net decrease in cash and cash equivalents               (727)       (517)

Cash and cash equivalents, beginning of period         1,420       1,702
                                                    --------    --------
Cash and cash equivalents, end of period            $    693    $  1,185
                                                    ========    ========




                             See accompanying notes.

                 PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.
                          Notes to Financial Statements
                                   (Unaudited)

1.  General
-----------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of April 30, 2000 and July 31, 1999 and revenues and expenses for each of the three- and nine-month periods ended April 30, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      As previously reported, the Partnership has been analyzing potential disposition strategies for its remaining investments. As discussed further in
Note 3, on January 26, 2000 the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments, a 266-unit facility located in Richmond, Virginia. Subsequent to the disposition of the Partnership's Quarter Mill investment, management began the process of liquidating the Partnership's portfolio of non-participating mortgage-backed securities through secondary market sale transactions. As discussed further in Note 2, such sales were completed in late February 2000, with the Partnership receiving total proceeds of $2,318,000. In addition, the Partnership continues to evaluate the current economic benefits it would receive if the owner of the Emerald Cove Apartments was to prepay its Participating Loan in the near term. During the quarter ended April 30, 2000, the Partnership reached an agreement with the Emerald Cove property owner regarding what the Partnership would accept from a sale transaction as repayment in full of the Participating Insured Mortgage Loan, provided that such a sale transaction is completed by June 30, 2000. If a near term prepayment of the Emerald Cove investment is not completed, in all likelihood, the Partnership will conduct a secondary market sale process similar to the one completed for Quarter Mill. Under either scenario, management now expects to be able to complete a liquidation of the Partnership by the end of fiscal year 2000. There are no assurances, however, that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

2.  Mortgage-Backed Securities
------------------------------

      At July 31, 1999, the Partnership held non-participating mortgage-backed securities ("MBS") backed by single-family or multi-family mortgage loans issued or originated in connection with the housing programs of the Government National Mortgage Association ("GNMA"), and guaranteed by GNMA, as follows (in thousands):

                                  July 31, 1999
                          -----------------------------
                          Estimated
                            Market    Face    Amortized
     Description            Value     Value      Cost
     -----------            -----     -----      ----

    9.5% GNMA Pool        $ 1,056    $   986   $   982

    9.0% GNMA Pool             78         76        79

    8.0% GNMA Pool          1,469      1,437     1,480

    7.5% GNMA Pool            112        112       111
                          -------    -------   -------
                          $ 2,715    $ 2,611   $ 2,652
                          =======    =======   =======

      The Partnership's investments in MBS were carried at fair value as of July 31, 1999. Investments in MBS were valued based on quoted market prices. The amortized cost of the MBS represented the face value of the securities net of unamortized premium or discount. Beginning in fiscal 1998, the premiums and discounts were being amortized on a straight-line basis over the expected remaining holding periods of the investments of three years. Prior to fiscal 1998, the premium and discounts were being amortized over an original estimated holding period of fifteen years. Investments in non-participating MBS were limited to no more than 30% of the original net offering proceeds per the terms of the Partnership's offering prospectus. The loans included in these GNMA pool programs could be prepaid, without penalty, at any time.

      As discussed in Note 1, subsequent to the sale of the Quarter Mill Participating Insured Mortgage Loan, on January 26, 2000 (see Note 3), the Partnership began the process of liquidating its portfolio of non-participating mortgage-backed securities through secondary market sale transactions. In
February 2000, the Partnership received total proceeds of $2,318,000 in connection with these sale transactions, which included accrued interest of $11,000. The 9.5% MBS, which were purchased at a discount on December 14, 1988, carried a coupon interest rate of 9.5% per annum and included loans with scheduled maturities between June 2009 and December 2009. The 9.5% MBS were sold at a premium with a settlement date of February 22, 2000. The 9.0% MBS, which were purchased at a premium on November 16, 1989, carried a coupon interest rate of 9.0% per annum and included loans with scheduled maturities between June 2001 and September 2002. The 9.0% MBS were sold at par with a settlement date of February 17, 2000. The 8.0% MBS, which were purchased at a premium on July 30, 1992, carried a coupon interest rate of 8.0% per annum and included loans with scheduled maturities in June 2022. The 8.0% MBS were sold at a slight premium with a settlement date of February 22, 2000. The 7.5% MBS, which were purchased at a discount on October 30, 1992, carried a coupon interest rate of 7.50% per annum and included loans with scheduled maturities in March 2022. The 7.5% MBS were sold at a discount with a settlement date of February 22, 2000. The net proceeds of the MBS sale transactions were included in a Special Distribution to the Unitholders which was paid on March 3, 2000. The Partnership recognized a net gain of $16,000 on these MBS sale transactions in the third quarter of fiscal 2000.

3.  Investments in Participating Insured Mortgage Loans
-------------------------------------------------------

      Participating   Insured   Mortgage   Loans  secured  by  GNMA   securities
outstanding at April 30, 2000 and July 31, 1999 are comprised of the following (in thousands):

                                      April 30, 2000          July 31, 1999
                                  --------------------    --------------------
    GNMA                          Estimated               Estimated
 Certificate           Interest     Market   Amortized      Market   Amortized
   Number    Property    Rate       Value      Cost         Value      Cost
   ------    --------    ----       -----      ----         -----      ----

   279985  Quarter Mill  8.50%     $     -    $     -      $ 7,236    $ 7,094
   279119  Emerald Cove  8.75%      10,637     10,446       10,694     10,504
                                   -------    -------      -------    -------
                                   $10,637    $10,446      $17,930    $17,598
                                   =======    =======      =======    =======

     The Partnership's investments in Participating Insured Mortgage Loans are carried at fair value as of April 30, 2000 and July 31, 1999. Investments in Participating Insured Mortgage Loans, for which quoted market prices are not available, are valued by a pricing service which determines the valuations based on a comparison of recent secondary market trades of securities with similar characteristics. Because of the inherent uncertainty of valuations, estimated values, as reflected herein, may differ from the values that would have been used had a ready market for the securities existed and may be different than what the Partnership would realize from a prepayment of the Participating Insured Mortgage Loan in accordance with its terms. Descriptions of the properties financed by the Partnership's loans and the loan agreements themselves are summarized below:

      Quarter Mill Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 266-unit apartment complex known as Quarter Mill Apartments located in Richmond, Virginia (the "Virginia Project"). Construction of the Virginia Project was completed in November of 1990. Initial closing of this Participating Insured Mortgage loan took place on August 2, 1989. The project owner is Amurcon Corporation. The Base Component of this Participating Insured Mortgage Loan was coinsured by FHA and represented by GNMA Securities with an initial face value of $7,316,600, which GNMA Securities bore interest at the rate of 10.25% during construction of the Virginia Project and 8.50% thereafter. Effective May 1, 1991, the construction loan was converted to a permanent loan with a principal balance of $6,525,000. On June 21, 1991 an additional $791,600 was funded, completing the Partnership's investment of $7,316,600. Monthly payments of principal and interest totalling approximately $53,553 were due through maturity, on October 15, 2031.

      As discussed in Note 1, on January 26, 2000, the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments. The Quarter Mill Participating Insured Mortgage Loan consisted of a GNMA Certificate with an 8.5% coupon interest rate and a subordinated note securing the Contingent Component of the Partnership's interest in the Quarter Mill property. The Contingent Component of the Participating Insured Mortgage Loan provided for the payment of Contingent Interest equal to 30% of the Net Project Cash Flow, if any, and 25% of the Net Project Residuals, if any, derived from the applicable Project. The face value of the GNMA Certificate as of the date of the sale was approximately $7,074,000. The excess of the total proceeds over the face amount of the GNMA Certificate reflected a premium of $108,000 on the GNMA Certificate itself, accrued interest of $40,000 through the date of the sale and a value of $525,000 attributed to the Contingent Component. As previously reported, the Partnership had engaged the services of a nationally recognized mortgage brokerage firm to market the Quarter Mill Participating Loan for sale. Initial marketing materials were distributed to over 100 buyers of these types of investments in the secondary market. All offers were due by January 19, 2000 and a sale was expected to close shortly thereafter if the offers equaled or exceeded a specified minimum price. As a result of these marketing efforts, several offers were received and the minimum sale price was exceeded. The winning bidder funded a non-refundable deposit of $105,000 on January 20, and the remainder of the proceeds were received on January 26. The Partnership paid a commission of $95,000 to the mortgage broker in connection with this sale transaction. As a result of this transaction, the Partnership no longer has any interest in the Quarter Mill property. As a result of the disposition on January 26, 2000 of the Partnership's investments secured by the Quarter Mill Apartments, the Partnership made a Special Distribution of the net proceeds of this transaction to the Unitholders on March 3, 2000. The Partnership recognized a gain of $519,000 on the sale of the Quarter Mill Participating Insured Mortgage Loan.

      Emerald Cove Apartments
      -----------------------

      The Partnership acquired a Participating Insured Mortgage Loan with respect to a 276-unit apartment complex known as Emerald Cove Apartments in Charlotte, North Carolina (the "North Carolina Project"). Initial closing of this Participating Insured Mortgage Loan took place on October 16, 1989. The project owners are Ronald Curry and Ralph Abercia. The Base Component of this Participating Insured Mortgage Loan is coinsured by FHA and represented by GNMA Securities with an initial face value of $10,783,900 at closing, which GNMA Securities bore interest at the rate of 10.25% during construction of the North Carolina Project and 8.75% thereafter. During fiscal 1992, the Partnership funded its remaining commitment on the investment of approximately $1,184,000 and, effective May 1, 1992, the investment was converted to a permanent loan with a principal balance of $10,776,500. The Partnership paid a premium of $107,840 to the GNMA issuer to obtain the original loan commitment due to the fact that the permanent loan interest rate was higher than comparable market rates at the time of the initial closing. Prior to fiscal 1998, the premium had been amortized on the straight-line method over a 15-year amortization period. Beginning in fiscal 1998, the amortization rate has been increased to reflect a reduction in the expected remaining holding period of the investment. Monthly payments of principal and interest totalling approximately $81,141 are due through maturity, on August 15, 2031. Scheduled principal repayments of $327,784 have been received through April 30, 2000.

4.  Related Party Transactions
------------------------------

      Management fees earned by the General Partner and its affiliates for services rendered in managing the business of the Partnership aggregated $90,000 and $143,000 for the nine months ended April 30, 2000 and 1999, respectively. Included in these two amounts is $15,000 and $24,000, respectively, representing additional asset management fees paid to PWPI which are based on the Partnership's cash distributions of operating income, as discussed further in the Partnership's Annual Report. Accounts payable - affiliates at July 31, 1999 consisted of management fees payable to the General Partner and its affiliates.

      Included in general and administrative expenses for the nine months ended April 30, 2000 and 1999 is $76,000 and $73,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month period ended April 30, 2000 and 1999 is $2,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been analyzing potential disposition strategies for its remaining investments. As part of these efforts, on January 26, 2000 the Partnership received total consideration of approximately $7,747,000 for the sale of its Participating Insured Mortgage Loan secured by the Quarter Mill Apartments, a 266-unit facility located in Richmond, Virginia. The Quarter Mill Participating Insured Mortgage Loan consisted of a GNMA Certificate with an 8.5% coupon interest rate and a subordinated note securing the Contingent Component of the Partnership's interest in the Quarter Mill property. The Contingent Component of the Participating Insured Mortgage Loan provided for the payment of Contingent Interest equal to 30% of the Net Project Cash Flow, if any, and 25% of the Net Project Residuals, if any, derived from the applicable Project. The face value of the GNMA Certificate as of the date of the sale was approximately $7,074,000. The excess of the total proceeds over the face amount of the GNMA Certificate reflected a premium of $108,000 on the GNMA Certificate itself, accrued interest of $40,000 through the date of the sale and a value of $525,000 attributed to the Contingent Component. As previously reported, the Partnership had engaged the services of a nationally recognized mortgage brokerage firm to market the Quarter Mill Participating Loan for sale. Initial marketing materials were distributed to over 100 buyers of these types of investments in the secondary market. All offers were due by January 19, 2000 and a sale was expected to close shortly thereafter if the offers equaled or exceeded a specified minimum price. As a result of these marketing efforts, several offers were received and the minimum sale price was exceeded. The winning bidder funded a non-refundable deposit of $105,000 on January 20, 2000 and the remainder of the proceeds were received on January 26. The Partnership paid a commission of $95,000 to the mortgage broker in connection with this sale transaction. As a result of this transaction, the Partnership no longer has any interest in the Quarter Mill property. As a result of the disposition on January 26, 2000 of the Partnership's investments secured by the Quarter Mill Apartments, the Partnership made a Special Distribution of the net proceeds of this transaction to the Unitholders on March 3, 2000.

      Subsequent to the sale of the Quarter Mill Participating Insured Mortgage Loan, the Partnership began the process of liquidating its portfolio of non-participating mortgage-backed securities, which carried coupon interest rates ranging from 7.5% to 9.5%. In February 2000, the entire portfolio of MBS was sold at a small net premium. The Partnership received total proceeds of $2,318,000 in connection with these sale transactions, which included accrued interest of $11,000. The net proceeds of the MBS sale transactions were included in a Special Distribution to the Unitholders which was paid on March 3, 2000.

      In addition to the transactions described above, the Partnership continues to evaluate the current economic benefits it would receive if the owner of the Emerald Cove Apartments were to prepay their participating loan in the near term. The current strength of the national real estate market makes the prospect of a prepayment transaction a potentially attractive option for the property owner. During fiscal year 1999, the Partnership continued to have discussions with the owner of the Emerald Cove Apartments about the possibility of a prepayment of its loan before the end of calendar year 1999 or in early calendar year 2000. During the quarter ended April 30, 2000, the Partnership reached an agreement with the Emerald Cove property owner regarding what the Partnership would accept from a sale transaction as repayment in full of the Participating Insured Mortgage Loan, provided that such a sale transaction is completed by June 30, 2000. If a near term prepayment of the Emerald Cove investment is not completed, in all likelihood, the Partnership will conduct a secondary market sale process similar to the one completed for Quarter Mill. Under either scenario, management now expects to be able to complete a liquidation of the Partnership by the end of fiscal year 2000. There are no assurances, however, that the disposition of the remaining asset and a liquidation of the Partnership will be completed within this time frame.

      As previously reported, based on a decline in the rate of principal prepayments on the Partnership's GNMA mortgage-backed securities and the expectation that this decline would continue in the future, the Partnership had reduced the regular quarterly distribution rate effective for the payment made on June 13, 1997 for the third quarter of fiscal 1997. The distribution rate declined from 8.25% per annum to 6.5%. During fiscal 1998 and fiscal 1999, however, actual principal prepayment levels were higher than projected resulting in an increase in cash flows from investing activities. As a result, the Partnership made a special capital distribution of excess cash totalling approximately $552,000, or $10.00 per original $1,000 investment, to the Unitholders on March 13, 1998 concurrent with the regular quarterly distribution for the period ended January 31, 1998. During fiscal 1999 a special distribution of $25.00 per original $1,000 investment was paid to Unitholders of record as of January 31, 1999. This special capital distribution, which was made on March 15, 1999 and totalled approximately $1,379,000, represented Partnership reserves that exceeded expected future requirements. During the current quarter, management reassessed its future cash reserve requirements in light of the Quarter Mill and non-participating MBS sale transactions and included a capital distribution of excess cash reserves in the amount of approximately $700,000, or $12.69 per original $1,000 investment, as part of the Special Distribution paid to the Unitholders on March 3, 2000 from the proceeds of the aforementioned sale transactions. Distributions continued to be made at a rate of 6.5% per annum on remaining invested capital through the payment made on March 3, 2000 for the quarter ended January 31, 2000. However, since the Partnership expects to be liquidated in the near term, no future regular quarterly distributions are planned. The Partnership's final distribution would include the net proceeds from the disposition of the Emerald Cove Participating Insured Mortgage Loan along with the Partnership's remaining cash reserves after the payment of all liquidation-related expenses.

      At April 30, 2000, the Partnership had cash and cash equivalents of approximately $693,000. Such cash and cash equivalents will be utilized for distributions to the Unitholders and for the working capital requirements of the Partnership. The source of future liquidity and distributions to the Unitholders is expected to be primarily through interest income and principal repayments from the Partnership's remaining debt security, money-market interest income from invested cash reserves, and to a lesser extent from Contingent Interest from the remaining Participating Insured Mortgage Loan and Net Project Residuals from the sale or refinancing of the property securing the remaining participating mortgage loan investment.

Results of Operations
Three Months Ended April 30, 2000
---------------------------------

      The Partnership reported net income of $169,000 for the three months ended April 30, 2000, as compared to net income of $300,000 for the same period in the prior year. This decrease in net income was mainly the result of a decline of $194,000 in interest income from debt securities and an increase of $44,000 in general and administrative expenses for the current three-month period. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities, prepayments on the MBS, the sale of the MBS portfolio in February 2000 and the sale of the Quarter Mill loan on January 26, 2000. General and administrative expenses increased primarily due to an increase in certain required professional fees incurred during the current period in connection with the potential liquidation of the Partnership. The decrease in interest income from debt securities and the increase in general and administrative expenses were partially offset by a decrease of $47,000 in management fee expense, an increase of $46,000 in money market interest income and the gain of $16,000 realized in the current period on the sale of the MBS portfolio. Management fee expense declined due to a decrease in the outstanding balances of the debt securities upon which such fees are partially based and due to the suspension of the Partnership's quarterly distribution payments effective for the third quarter of fiscal 2000. Money market interest income increased due to the receipt and temporary investment of the proceeds received from the sale of the Quarter Mill loan in January 2000 and the sale of the MBS portfolio in February 2000 prior to the Special Distribution to the Unitholders which was paid on March 3, 2000.

Nine Months Ended April 30, 2000
--------------------------------

      The Partnership reported net income of $1,280,000 for the nine months ended April 30, 2000, as compared to net income of $962,000 for the same period in the prior year. This increase in net income was primarily the result of the $519,000 gain realized in the current period on the sale of the Participating Insured Mortgage Loan secured by the Quarter Mill Apartments. In addition, the Partnership recognized a gain of $16,000 in the current period on the sale of the MBS portfolio. The gains realized on the Quarter Mill and MBS sales were partially offset by a $217,000 decrease in operating income. This decrease in operating income resulted from a decrease in total revenues of $214,000 and an increase in total expenses of $3,000. The decrease in revenues was the result of a $256,000 decline in interest income from debt securities which was partially offset by a $42,000 increase in money market interest income. The decrease in interest income from debt securities resulted from a reduction in the average outstanding principal balances of Participating Insured Mortgage Loans and non-participating MBS due to scheduled principal amortization on all of the debt securities, prepayments on the MBS, the sale of the MBS portfolio in February 2000 and the sale of the Quarter Mill loan on January 26, 2000. Money market interest income was higher in the current period due to the receipt and temporary investment of the proceeds received from the sale of the Quarter Mill loan in January 2000 and the sale of the MBS portfolio in February 2000 prior to the Special Distribution to the Unitholders which was paid on March 3, 2000. The increase in total expenses was the result of a $55,000 increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in certain required professional fees incurred during the current period in connection with the potential liquidation of the Partnership. The increase in general and administrative expenses was partially offset by a decrease in management fee expense of $53,000. Management fee expense declined due to a decrease in the outstanding balances of the debt securities upon which such fees are partially based and due to the suspension of the Partnership's quarterly distribution payments effective for the third quarter of fiscal 2000.

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


                          PAINEWEBBER INSURED MORTGAGE PARTNERS 1-B, L.P.



                             By: FIRST INSURED MORTGAGE PARTNERS, INC.
                                 -------------------------------------
                                 Managing General Partner




Date:   June 7, 2000             By:   /s/ Walter V. Arnold
                                       --------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer